Form 10QSB
period 2000-03-31
RUSSIAN CAVIAR COM
filed 2000-08-02
CIK 1109664

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549

                        FORM 10 QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
MARCH 31, 2000

( )      Transition report pursuant of Section 13 or 15(d) of the
Securities Exchange Act of 1939 for the transition period ____ to______

                COMMISSION FILE NUMBER 000-1109664
                                       -----------

                       RUSSIAN-CAVIAR.COM
             -----------------------------------------
       (Exact name of registrant as specified in its charter)


      Nevada                                91-2021595
(State or other jurisdiction of        (IRS Employer ID No.)
incorporation or organization)





827 State Street, Suite 26,
Santa Barbara, CA 93101                 Telephone: 805 899 1299
-----------------------------------------------------------------
        (Address of Principal Executive Offices including
          Registrant's zip code and telephone number)

NONE
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days. Yes X         No
                                      ---          ---

The number of shares of the registrant's
common stock as of March 31, 2000:             1,950,000 shares.

Transitional Small Business Disclosure Format
 (check one)  Yes       No X
                  ---     ---

TABLE OF CONTENTS                                           PAGE
-----------------                                           ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                        3
(b)      Statement of Operations                              4
(c)      Statement of Changes in Financial Position           5
(d)      Statement of Shareholders' Equity                    6
(e)      Notes to Financial Statements                        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations     8

Item 3.  Risks

PART II. OTHER INFORMATION                                    9

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                  10

FINANCIAL DATA SCHEDULE                                     11

[CAPTION]

                      RUSSIAN-CAVIAR.COM
                 (A DEVELOPMENT STAGE COMPANY)
                        BALANCE SHEETS

                                                  March 31, 2000
                                                  --------------

Assets: ............................................      $  --
                                                          =======
Liabilities - Accounts Payable .....................      $  --
                                                          -------
Stockholders' Equity:
  Common Stock, Par value $.001

    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at March 31, 2000              1,950
  Paid-In Capital ..................................         --
  Retained Deficit .................................      (1,950)
                                                          -------
     Total Stockholders' Equity ....................         --
                                                          -------
     Total Liabilities and

       Stockholders' Equity ........................      $  --
                                                          =======

<F/N> These accompanying notes are an integral part of these financial statements.

[CAPTION]

                                   RUSSIAN-CAVIAR.COM
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS


                                                                          Cumulative
                                                                          Since
                                                                          Inception
                                                  For the month ended     of
                                                  March 31, 2000          Development
                                                  -----------------       Stage
                                                                          ------------

Revenues: ..................................      $        --              $   --

Expenses:

Professional fees                                 $      1,000             $ 1,000

General and Administrative Expenses: ....                  950                 950

Total  1,950   1,950
                                                         -----            ------------

     Net Loss ..............................      $     (1,950)            $(1,950)
                                                         -----            ------------

Loss per share .............................      $        --              $   --
                                                         =====            ============

<F/N>   The accompanying notes are an integral part of these financial statements.





                               RUSSIAN-CAVIAR.COM
                             (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE MONTH ENDED March 31, 2000


                            Common Stock                 Additional
                            Number of Shares   Amount    Paid in      Retained
                                                         Capital     (Deficit)   Total
                            -----------------  --------  ---------   ---------   -----

Common Stocks issued          1,950,000         $1,950      $--        $1,950     $--

Net loss for
Balance 2/29/2000             1,950,000         $1,950      $--        $(1,950)   $--
                            -----------------  --------  ---------   ---------   -----

<F/N>        The accompanying notes are an integral part of these financial statements.



[CAPTION]
                                  RUSSIAN-CAVIAR.COM
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS


                                                                             Cumulative
                                                                             Since
                                                                             Inception
                                                    For the month ended      of
                                                    March 31, 2000           Development
                                                    -------------------      Stage
                                                                             ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Operating Activities
Net Loss ............................................   $(1,950)           $  (1,950)
                                                         -------             ------------
  Net Cash Used provided by operating activities . ...   (1,950)              (1,950)
                                                         -------             ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:

Common stocks issued                                      1,950                1,950

                                                         -------             ------------
Net Cash Provided by

  Financing Activities ..............................     1,950                1,950
                                                         -------             ------------

Cash and Cash Equivalents
  at Beginning of Period ............................       --                    --
                                                         -------             ------------
Cash and Cash Equivalents

  at End of Period ..................................   $   --               $    --
                                                         =======             ============


















<F/N>        The accompanying notes are an integral part of these financial statements.






[CAPTION]
                       RUSSIAN-CAVIAR.COM
                 (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
               FOR THE PERIOD ENDED March 31, 2000

NOTE 1. DESCRIPTION OF THE BUSINESS
Russian-Caviar was incorporated under the laws of the state of California on February 1, 2000. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California including, without limitation, to provide sales of caviar on the Internet.

Russian-Caviar has been in the development stage since its formation on February 1, 2000. Planned principal operations have only recently commenced since then, but Russian-Caviar has not generated any significant revenue.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

A. Russian-Caviar uses the accrual method of accounting.

B. Revenues and are recognized and recorded when ordered goods are paid for by credit card. Expenses are realized and recorded when invoiced.

C. Russian-Caviar considers all short term, highly liquid
investments that are   readily convertible, within three months,
to known amounts as cash equivalents. Russian-Caviar currently has no cash equivalents.

D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

E. Estimates: The preparation of the financial statements in
conformity with   generally accepted accounting principles
requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3. INCOME TAXES
Russian-Caviar has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Russian-Caviar has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

Russian-Caviar shares office space and telephone services of the President of Russian-Caviar at no charge.

NOTE 5. FISCAL YEAR END. Russian-Caviar's fiscal year end is
December 31st.

NOTE 6. RELATED PARTY TRANSACTIONS. Russian-Caviar issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants and employees in exchange for their services. The issuance of shares were recorded at their fair market value of par value. This is deemed appropriate, rather than recording the issuance of shares at the offering price, since Russian-Caviar's shares have no current book value.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED
ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER
MATERIALLY.

The Company is engaged in the business of providing sales of caviar on the Internet via its e commerce web site. The Company has just recently commenced operations, but has generated no revenue to date.

                              8


PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                NONE

Item 2.  Changes in securities and use of proceeds        NONE

Item 3.  Defaults on senior securities                    NONE
Item 4.  Submission of items to a vote                    NONE

Item 5.  Other information                                NONE

Item 6.
 a)      Exhibits                                         NONE
 b)      Reports on 8K                                    NONE

                               9


                         SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    RUSSIAN-CAVIAR.COM


Dated: July 25, 2000

By:     Agata Gotova
-------------------------
 Agata Gotova, President



Dated: July 25, 2000

By:  Agata Gotova
-------------------------------------
Agata Gotova, Chief Financial Officer



                               10





















[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE


[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                                    3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             FEB-1-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                       0
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          1950
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                         0
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                 (1950)
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                  (1950)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                              (1950)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     (1950))
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)