Form 10QSB
period 2000-06-30
RUSSIAN CAVIAR COM
filed 2000-08-03
CIK 1109664

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                          FORM 10 QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2000

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
Former name, former address and former fiscal year, if changed.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X       No
                                         ---          ---
The number of shares of the registrant's common stock as of June
30, 2000:...............................  1,950,000  shares.

Transitional Small Business Disclosure Format

(check one):   Yes         No X
                   ---       ---


TABLE OF CONTENTS                                         PAGE
-----------------                                         ----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                     3
(b)      Statement of Operations                           4
(c)      Statement of Changes in Financial Position        5
(d)      Statement of Shareholders' Equity                 6
(e)      Notes to Financial Statements                     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     8

Item 3.  Risks

PART II. OTHER INFORMATION                                 9

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                               10

FINANCIAL DATA SCHEDULE                                  11



                                2









































[CAPTION]

                       RUSSIAN-CAVIAR.COM
                  (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

June 30, 2000
--------------                                            -------



Assets: ............................................      $  --
                                                          =======
Liabilities - Accounts Payable .....................      $  --
                                                          -------
Stockholders' Equity:
  Common Stock, Par value $.001

    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at June 30, 2000               1,950
  Paid-In Capital ..................................         --
  Retained Deficit .................................
(1,950)
                                                          -------
     Total Stockholders' Equity ....................         --
                                                          -------
     Total Liabilities and

       Stockholders' Equity ........................      $  --
                                                          =======

<F/N> The accompanying notes are an integral part of these
financial statements.

                                     RUSSIAN-CAVIAR.COM
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS


                                                                           Cumulative
                                                                           Since
                                                                           Inception
                                                 For the month ended       of
                                                 June 30, 2000             Development
                                                 ------------------        Stage
                                                                           -----------
Revenues: ..................................      $         --             $   --

Expenses:

Professional fees                                 $      1,000             $ 1,000

General and Administrative Expenses: ....                  950                 950

Total  1,950   1,950
                                                         ------            -----------
     Net Loss ..............................       $    (1,950)            $(1,950)
                                                         ------             ----------

Loss per share .............................       $        --             $   --
                                                           =====           ===========

<F/N>    The accompanying notes are an integral part of these financial statements.

[CAPTION]
                                    RUSSIAN-CAVIAR.COM
                               (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE MONTH ENDED JUNE 30, 2000

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


[CAPTION]
                                    RUSSIAN-CAVIAR.COM
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS

                                                                             Cumulative
                                                                             Since
                                                                             Inception
                                                    For the month ended      of
                                                    June 30, 2000            Development
                                                    -------------------      Stage
                                                                             ------------
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

























[CAPTION]
                      RUSSIAN-CAVIAR.COM
                  (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO FINANCIAL STATEMENTS
                FOR THE PERIOD ENDED June 30, 2000

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

RUSSIAN-CAVIAR.COM
Dated: July 25, 2000            By:         Agata Gotova
                                      ---------------------------
                                        Agata Gotova, President



Dated: July 25, 2000            By:     Agata Gotova
                                      ---------------------------
                                        Agata Gotova
                                        Chief Financial Officer

[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]                              6-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             FEB-1-2000
[PERIOD-END]                               JUN-31-2000
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