Form 10QSB
period 2000-09-30
RUSSIAN CAVIAR COM
filed 2000-11-14
CIK 1109664

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10 QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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
      Former name, former address and former fiscal year, if changed.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X       No
                                         ---          ---

The number of shares of the registrant's common stock as of September 30,
2000:...............................  1,962,000  shares.

Transitional Small Business Disclosure Format

(check one):   Yes         No X
                   ---       ---

TABLE OF CONTENTS                                         PAGE
-----------------                                         ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                     3
(b)      Statement of Operations                           4
(c)      Statement of Changes in Financial Position        5
(d)      Statement of Shareholders' Equity                 6
(e)      Notes to Financial Statements                     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     8

Item 3.  Risks

PART II. OTHER INFORMATION                                 9

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                               10

FINANCIAL DATA SCHEDULE                                  11







                                2


[CAPTION]

                            RUSSIAN-CAVIAR.COM
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS

                                              December 31,   September 30,
                                                 1999              2000
                                             -------------   --------------

Assets: ........................................$    -         $   6,000
                                                =======          =======
Liabilities - Accounts Payable .................$              $    -
                                                -------          -------
Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at Dec. 31, 1999
    1,962,000 shares at September 30, 2000       $1,950           $1,962

  Paid-In Capital ...........................                     $4,038
  Retained Deficit ..........................    (1,962)               0
                                                -------          -------
     Total Stockholders' Equity ............                           -
                                                -------          -------
     Total Liabilities and
       Stockholders' Equity ..................       -            $4,038
                                                =======           =======



 The accompanying notes are an integral part of these financial statements.

                                           RUSSIAN-CAVIAR.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF OPERATIONS

                                                                           Cumulative
                                                                           Since
                                                                           Inception
                                                 For the 9 months ended    of
                                                 September 30, 2000        Development
                                                 ------------------        Stage
                                                                           -----------
Revenues: ..................................      $   6,000                $    -
Expenses:

Professional fees                                 $   3,500                $ 1,000

General and Administrative Expenses: ....             2,500                    950
                                                      ------               ------
Total                                                 6,000                  1,950
                                                      ------               ------
     Net Loss ..............................       $ (1,950)               $(1,950)
                                                      ------               ------
Loss per share .............................       $     -                 $     -
                                                      ======               =======

          The accompanying notes are an integral part of these financial statements.

                                          RUSSIAN-CAVIAR.COM
                                     (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE 9 MONTHS ENDED SEPTEMBER 30, 2000

                              Common Stock                    Additional
                              Number of Shares     Amount     Paid in      Retained
                                                              Capital     (Deficit)   Total
                              -----------------    --------    ---------   ---------  -----

Common Stocks issued            1,950,000          $1,950       $    -     $ 1,950     $  -
Net loss for
Balance 2/29/2000               1,950,000          $1,950       $    -     $(1,950)    $  -
Common stocks issued
9/19/2000                          12,000          $  120       $5,880           0
                              -----------------    --------    ---------   ---------  -----
Balance at 9/30/2000            1,962,000          $2,070       $5,880           0
                              -----------------    --------    ---------   ---------  -----


              The accompanying notes are an integral part of these financial statements.


                                           RUSSIAN-CAVIAR.COM
                                     (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS
                                                                             Cumulative
                                                                             Since
                                                                             Inception
                                                    For the 9 months ended   of
                                                    September 30, 2000       Development
                                                    -------------------      Stage
                                                                             ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Operating Activities
Net Loss ............................................  $(1,950)           $  (1,950)
                                                        -------             ------------
  Net Cash Used provided by operating activities . ...  (1,950)              (1,950)
                                                        -------             ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Common stocks issued                                     1,962                1,962
                                                        -------             ------------
Net Cash Provided by
  Financing Activities .......... ..............         6,000                6,000
                                                        -------             ------------
Cash and Cash Equivalents
  at Beginning of Period ...................                -                     -
                                                        -------             ------------
Cash and Cash Equivalents
  at End of Period ..............................      $6,000               $ 6,000
                                                        =======             ============

         The accompanying notes are an integral part of these financial statements.


[CAPTION]
                              RUSSIAN-CAVIAR.COM
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

NOTE 5.  FISCAL YEAR END.  Russian-Caviar's fiscal year end is December 31st.

NOTE 6. RELATED PARTY TRANSACTIONS. Russian-Caviar issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants and employees in exchange for their services. The issuance of shares were recorded at their fair market value of par value. This is deemed appropriate, rather than recording the issuance of shares at the offering price, since Russian-Caviar's shares have no current book value.
                               7

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of providing sales of caviar on the Internet via its e commerce web site. The Company has just recently commenced operations, but has generated no revenue to date. Its only income has been from sales of company stock. The company has sold shares pursuant to a registration statement on Form SB-2 to raise capital to pay its expenses. The Company recently obtained a quote of its securities on the NASD Bulletin Board under the trading symbol "RCVR."
                               8

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

RUSSIAN-CAVIAR.COM
Dated: November 7, 2000            By:         Agata Gotova
                                      ---------------------------
                                         Agata Gotova, President



Dated: November 7, 2000            By:     Agata Gotova
                                      ---------------------------
                                           Agata Gotova
                                        Chief Financial Officer

                              10



[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              9-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             FEB-1-2000
[PERIOD-END]                               SEP 30-2000
[CASH]                                            6000
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                       0
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          1962
[OTHER-SE]                                        4038
[TOTAL-LIABILITY-AND-EQUITY]                      4038
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)