Form 10QSB/A
period 2000-09-30
RUSSIAN CAVIAR COM
filed 2000-12-04
CIK 1109664

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                AMENDMENT NO.1 TO

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

827 State Street, Suite 14,
Santa Barbara, CA 93101                           Telephone: 805 899 1299
     -----------------------------------------------------------------
               (Address of Principal Executive Offices including
                  Registrant's zip code and telephone number)
     NONE
     --------------------------------------------------------------
      Former name, former address and former fiscal year, if changed.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X       No
                                                     ---          ---

The number of shares of the registrant's common stock as of September 30,
2000:...............................  1,962,000  shares.********

Transitional Small Business Disclosure Format

(check one):   Yes         No X
                   ---       ---

TABLE OF CONTENTS                                         PAGE
-----------------                                         ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                     3
(b)      Statement of Operations                           4
(c)      Statement of Changes in Financial Position        5
(d)      Statement of Shareholders' Equity                 6
(e)      Notes to Financial Statements                     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     8

Item 3.  Risks

PART II. OTHER INFORMATION                                 9

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

                                              February 1,       September 30,
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

                                           RUSSIAN-CAVIAR.COM
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF OPERATIONS

                                                                           Cumulative
                                                                           Since
                                                                           Inception
                                                 For the 8 months ended    of
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


                                           RUSSIAN-CAVIAR.COM
                                     (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS

                                                                             Cumulative
                                                                             Since
                                                                             Inception
                                                    For the 8 months ended   of
                                                    September 30, 2000       Development
                                                    -------------------      Stage
                                                                             ------------
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

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations F

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

RUSSIAN-CAVIAR.COM
Dated: December 1, 2000            By:   Agata Gotova
                                      ---------------------------
                                         Agata Gotova, President



Dated: December 1, 2000            By:   Agata Gotova
                                      ---------------------------
                                         Agata Gotova
                                         Chief Financial Officer

                                      10


[CAPTION]
[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              8-MOS
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