Form 10-K
period 2000-12-31
E SYNERGIES INC
filed 2001-03-26
CIK 1109664

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               e-Synergies, Inc.
                 (Name of Small Business Issuer in its charter)

California                                          91-2021595
----------------------------------             ------------------
(State or other jurisdiction of                (I.R.S. Employer ID. No.)
incorporation or organization)


827 State Street, Suite 14
Santa Barbara, CA                                     93101
----------------------------------             ------------------
(Address of principal executive offices)       (Zip Code)



Issuer's telephone number, including area code: (805) 899-1299
----------------------------------              ------------------



         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                       None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Title of each class to be so registered

                                   Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X     No
     -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ] The issuer's revenues for the Fiscal Year ended March 31, 2000 were $2,360,079.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 1999 computed by reference to the close price as at December 31, 2000 of 3,600,000 of the registrant's Common Stock as quoted on the over-the counter bulletin board on such date, was approximately $3,600,000. As at December 31, 2000, there were 3,600,000 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes     No X
   -----   -----

PART 1
------

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in
Item 1.

                                TABLE OF CONTENTS


PART I
------

Item 1     Description of Business .............   3

Item 2     Description of Property..............   7

Item 3     Legal Proceedings ...................   7

Item 4     Submission of Matters to a
           Vote of Security Holders............    8

PART II

Item 5      Market for Common Equity and
            Related Stockholder Matters .......    8

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ..........    10

Item 7     Financial Statements and
           Supplementary Data .................    12

Item 8     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure ...............    13

PART III

Item 9     Directors and Executive Officers
           of the Registrant ..................    13

Item 10    Executive Compensation .............    15

Item 11    Security Ownership of Certain
           Beneficial Owners and Management ...    15

Item 12    Certain Relationships and
           Related Transactions ...............    16

Item 13    Exhibits and Reports on Form 8-K ...    16

SIGNATURES


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Business Development

We were organized on February 29, 2000, in order to engage in the online sales of caviar. On July 3, 2000, our registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. On November 1, 2000, our securities were approved for a quotation on the over-the-counter bulletin board. On December 1, 2000, we changed our name to e-Synergies, Inc. to emphasize our expansion of our plan of operations into e-commerce solutions.

E-Synergies, Inc.'s plan of operations is to be the number one seller of caviar on the Internet. Caviar from retail outlets is too expensive for the average consumer, and the quality is usually not the highest. E-Synergies, Inc. plans to only sell the very best quality Caspian Sea caviar imported from Russia at the lowest prices of any wholesaler or retailer of caviar on the Internet.

Government approval is not necessary for E-Synergies, Inc.'s business, and government regulations have no or only a negligible effect on their respective businesses.

E-Synergies, Inc. has not booked any significant research and development costs and therefor do not expect to pass any of those costs to customers. And has no product development or research and development costs.

E-Synergies, Inc.'s mailing address is 827 State Street, Suite 26, Santa Barbara, CA 93101. The telephone number of its principal executive office is
(805) 899-1299.

FORWARD LOOKING STATEMENTS

This registration statement contains forward-looking statements. E-Synergies, Inc.'s expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

THE INDUSTRY

The Internet industry is a young industry, but one of the fastest growing industries in the country. Management believes that with the proper marketing campaign, E-Synergies, Inc.'s e commerce site can develop into the most popular site on the Internet to purchase caviar. E-Synergies, Inc. will avoid customer service problems by offering a money back if not satisfied guarantee, and providing free expedient shipping of product.

MARKETING

E-Synergies, Inc. has developed an Internet web site with full e commerce capabilities, which offers E-Synergies, Inc.'s products for sale to the Internet consumer. In addition, E-Synergies, Inc. will promote its web site and its products by conventional advertising and marketing.

To help achieve its sales goals, E-Synergies, Inc. plans to implement an aggressive online marketing campaign. The objective will be to name awareness for E-Synergies, Inc. in the online community and to continually acquire new visitors to its Web site. One of the best ways to attract this target audience is to achieve high visibility in the places where prospective customers are likely to be browsing. E-Synergies, Inc.'s online campaign will target sites that generate high traffic from Internet users who fit E-Synergies, Inc.'s customer profile. In order to create this market presence and increase customer awareness, E-Synergies, Inc. intends to promote its Web site on the most effective search engines, directories and promotional sites the Internet offers. However, E-Synergies, Inc. has not yet developed its Web site, and there can be no assurance that it will implement these programs.

The programs to establish visibility and increase traffic to the web site include directory submissions to make sure E-Synergies, Inc. is listed in the top five listings on the major search engines such as Yahoo, America Online, Excite, Infoseek, HotBot, AltaVista, and Lycos, when a potential visitor types in key words related to software sales. Of course, there can be no assurance that E-Synergies, Inc. can obtain such a status, but it will continually update its submissions to search engines to keep them current and will update its site weekly. E-Synergies, Inc. will review its site data to optimize its listing. Once the site data has been perfected, E-Synergies, Inc.'s site will be submitted to the top 75 search engines and promotional sites. While listing a Web site with the search engines and promotional sites is a high priority for the foundation of E-Synergies, Inc.'s Internet program, targeted links with sites of similar interest is another powerful method of obtaining visitors that are interested in E-Synergies, Inc.'s site. E-Synergies, Inc. will search for sites of similar interest where it is likely to find its target audience to place targeted links. These links will increase targeted traffic to E-Synergies, Inc.'s Web site.

E-Synergies, Inc. intends to design a professional banner and place it with various sites on a "reciprocal" basis, at no charge to E-Synergies, Inc.. E-Synergies, Inc. also plans to purchase online ad banners on highly trafficked Web sites that appeal to E-Synergies, Inc.'s target audience. E-Synergies, Inc. will work with a nationally recognized media buying firm to research the sites that are regularly visited by prospective customers in order to design and to execute an online advertising campaign on a cost-per-lead or similar direct response basis.

Online communities such as Mailing Lists, Newsgroups, and Online Service Forums tend to be very successful in driving traffic to sites as Internet surfers use these communities to get advice from their peers. E-Synergies, Inc. will work with a firm to seed messages about its offerings in the various online communities that are visited by its target audience. Companies specializing in Community Discussion Seeding include Word of Net Promotions, Webpromote and Agency.

Targeted e-mail announcements with information about E-Synergies, Inc.'s products and services will be sent to individuals who have expressed an interest in receiving information within targeted categories. These individuals have voluntarily signed up to receive these e-mail messages about specific topics and are more likely to read them. Response rates are expected to average between 5% to 10%. These efforts will results in Our Web site visits by these individuals because they have an interest in E-Synergies, Inc.'s products and services and can click-through Hyperlinks created in E-Synergies, Inc.'s e-mail announcement. Each e-mail message will contain a header that specifies that the e-mail was sent to the recipient because they had subscribed to a particular service.

E-Synergies, Inc. expects to maintain a clean corporate image by practicing "etiquette" when sending e-mail messages. In order to differentiate between e-mail messages that are voluntarily requested and true "spamming" from unwelcome sources, E-Synergies, Inc. plans to only send targeted e mail to those individuals who have voluntarily requested to receive such announcements, and always give the participants the option to remove themselves from the e mail lists.

E-Synergies, Inc. intends to announce its products and services on the Web in press releases. Favorable articles or editorial pieces about E-Synergies, Inc.'s Web site can generate tremendous visibility and opportunity to sell its products and services. E-Synergies, Inc. will e-mail its press releases to targeted publications selected from a database of over 30,000 media resources. Press releases can be distributed within 72 hours.

THE PRODUCTS

E-Synergies, Inc. offers what management believes is the finest tasting, highest quality caviar in the world at prices below any retailer E-Synergies, Inc. is aware of. Caviar is harvested from the eggs of the prehistoric like sturgeon. Worldwide there are 20 different sturgeon species. Five of them live in the Caspian Sea and only three supply caviar. E-Synergies, Inc. offers all three types of caviar, which are all imported from the Caspian Sea.

Beluga Caviar

This is the rarest and most expensive caviar. The Beluga sturgeon can grow up to 30 feet and weigh over 2,000 pounds. It produces a light grey caviar with large granules and delicate skin. E-Synergies, Inc. sells this caviar in 4 ounce containers only.

Osetra Caviar

The Osetra sturgeon grows up to six feet long and up to 440 pounds. It produces a caviar which is dark grey, with a nutty flavor which is considered to be a rare specialty. E-Synergies, Inc. sells this caviar in 2 ounce containers.

Sevruga Caviar

The Sevruga sturgeon grows up to five feet and up to 55 pounds. It produces a caviar which is dark grey, fine grained and delicious.

Red Caviar

In Russia, salmon roe is also known as red "Ikra" or red caviar, and Sturgeon roe is known as black "Ikra". Truthfully, red caviar is not from the Sturgeon, but from Salmon. It is small, red, and delicious, and is less expensive than black caviar. E-Synergies, Inc. offers salmon roe in 4 ounce cans.

PATENTS

E-Synergies, Inc. holds no patents for its products. E-Synergies, Inc. is the registered owner of the Internet domain names, www.e-Synergies, Inc..com and www.russiancaviar.net.

GOVERNMENT REGULATION

Government approval is not necessary for E-Synergies, Inc.'s business, and government regulations have no effect or a negligible effect on its business.

COMPETITION

The gourmet food business is competitive. Other companies making caviar sales and other companies with one or more affiliate or retail locations have financial resources superior to Russian-Caviar, so there can be no assurance that Russian-Caviar's projected income will not be affected by its competition. There are also many other companies with greater financial resources that Russian-Caviar who offer caviar sales on the Internet, but few with e commerce capabilities. Russian-Caviar's competitors include Aristoff Caviar and Pedrosian of France, which is perhaps the most well known seller of caviar in the world.


EMPLOYEES

E-Synergies, Inc. presently employs its President, Marcy M. Engelbrecht, its Secretary, Nancy Volpe, and its Chief Financial Officer, Esta Viviers, who each devote approximately 30 hours per week, equal to one quarter of their total business time, on the business of E-Synergies, Inc.

PATENTS

E-Synergies, Inc. has no patents or trademarks. E-Synergies, Inc. owns the domain names, www. russian-caviar.com, www.eSynergies.com and www.russiancaviar.net.

COMPETITION

The gourmet food business is competitive. Other companies making caviar sales and other companies with one or more affiliate or retail locations have financial resources superior to E-Synergies, Inc., so there can be no assurance that E-Synergies, Inc.'s projected income will not be affected by its competition. There are also many other companies with greater financial resources that E-Synergies, Inc. who offer caviar sales on the Internet, but few with e commerce capabilities. E-Synergies, Inc.'s competitors include Aristoff Caviar and Pedrosian of France, which is perhaps the most well known seller of caviar in the world.

ITEM 2. DESCRIPTION OF PROPERTY

E-Synergies, Inc. has an oral agreement with our former president for use of office space, telephones and secretarial services at on a month to month flat fee basis of $500 per month. We own our Internet Web site, and the Internet domain names, www.eSynergies, .com, www.russian-caviar.com, and www.russiancaviar.net.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any litigation at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 20, 2000, our shareholders approved a 10-1 forward split of our common share capital, pursuant to a proxy statement filed November 8, 2000. This action was effectuated by the amendment of our articles of incorporation on December 1, 2000, and was effected in the marketplace by the over-the-counter bulletin board on December 7, 2000.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

e-Synergies's Common Stock was been quoted on the over-the-counter bulletin board under the symbol "RCVR" from November 7, 2000 through December 6, 2000. Since December 7, 2000, it has been quoted on the over-the-counter bulletin board under the trading symbol, "ESYG." The high and low sale prices of our common stock were $3.50 and $.96, respectively, during fiscal year 2000. Our common stock has only been quoted during the last quarter of fiscal year 2000, so a discussion of the high and low prices for each quarter is not meaningful. E-Synergies considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of December 31, 2000, there were 45 record holders of e-Synergies's Common Stock.


The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:

 Period Reported                      Average High Bid         Average Low Bid
  ---------------                     ----------------         ---------------
  Quarter ended December 31, 2000


The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. Source of information: NASDAQ Stock Market Over-The-Counter Bulletin Board.

RECENT SALES OF UNREGISTERED SECURITIES

In connection with organizing E-Synergies, Inc., on February 1, 2000, Agata Gotova was issued 1,610,000 pre-split shares of restricted common stock in exchange for services, the business plan of E-Synergies, Inc., and E-Synergies, Inc.'s web site and domain names, pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933, Ms. Gotova may be deemed to be promoters of E-Synergies, Inc. No other persons are known to Management that would be deemed to be promoters. On or about November 21, 2000, in order to effectuate a fair and just reorganization of our capital stock structure, Ms. Gotova agreed to cancel and return these 1,610,000 shares, and to be reissued 118,000 shares, which became 1,118,000 shares after the 10-1 forward split.

On February 1, 2000, in exchange for web site development services rendered to E-Synergies, Inc.'s web sites, E-Synergies, Inc. issued 100,000 pre-split shares of its common stock under Rule 701 promulgated by the Securities and Exchange Commission to a non-sophisticated investor with full access to all corporate information.

On February 1, 2000, E-Synergies, Inc. issued 90,000 pre-split shares of its common stock to Kenneth G. Eade, counsel to E-Synergies, Inc. and the husband of its former President, Agata Gotova, under Rule 701 promulgated by the Securities and Exchange Commission in exchange for legal services rendered. Mr. Eade is a sophisticated investor who had access to all corporate information. His wife, Agata Gotova, can be deemed to be a promoter of E-Synergies, Inc.

On November 22, 2000,E-Synergies, Inc. issued 2,000 per-split shares to Richard Day, in exchange for corporate consulting services and clerical services, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. We had formerly, on February 29, 2000, issued 75,000 shares to Richard Day, but he rescinded the issuance as a possible conflict of interest.


On February 29, 2000,E-Synergies, Inc. issued 75,000 pre-split shares to Jeffrey Volpe, in exchange for corporate consulting services and clerical services, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information.

From July 3, 2000 through November 30, 2000, we issued 50,000 shares of our common stock to 35 persons at $0.50 per share, pursuant to our registration statement on Form SB-2.



PENNY STOCK STATUS

e-Synergies's common stock is a "penny stock," as the term is defined by Rule 3a51(1)of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker_dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

   - Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks.

In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

   - Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

   - Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

   - The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for our stock.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of e-Synergies outstanding as of December 31, 2000, including those shares held in broker's street names, was approximately 45.

DIVIDENDS

No dividends have been declared or paid on e-Synergies's common stock, and we do not intend to pay dividends in the near future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS:

The following discussion should be read in conjunction with E-Synergies, Inc.'s Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Prospectus.

BUSINESS DEVELOPMENT

E-Synergies, Inc. was organized on February 29, 2000, under the name, Russian-Caviar.com, Inc., and has just recently commenced operations. It changed its name to e-Synergies, Inc. on December 1, 2000, and is engaged in the business of selling caviar from its e commerce equipped web site.

PLAN OF OPERATIONS-IN GENERAL

E-Synergies, Inc.'s plan of operations is to be the number one seller of caviar on the Internet. Caviar from retail outlets is too expensive for the average consumer, and the quality is usually not the highest. E-Synergies, Inc. plans to only sell the very best quality Caspian Sea caviar imported from Russia at the lowest prices of any wholesaler or retailer of caviar on the Internet. To do this, E-Synergies, Inc. will seek to establish an aggressive marketing plan both on the Internet and conventionally.

Our plan of operations includes continuing to engage in the business of Internet sales of caviar from its e-commerce web sites, and to expand our operations during the next twelve months to engage in the business of providing e-market solutions and turnkey services to help clients increase online customer conversion, customer retention, and online revenue, in a hosted Application Service Provider, or ASP environment. We will seek to acquire and develop e-marketing solutions allow clients to analyze their web site visit behavior, deliver personalized rich media marketing messages via e-mail or in-house banners and billboards, and measure response rates for use in future campaigns. We will also seek to offer complete interactive marketing services to clients seeking the strategic direction, creative support and technology resources needed to optimize and execute data driven, rich media and viral marketing campaigns. In order to accomplish these new goals, we have hired a new management team and are seeking to acquire new e-commerce solution technologies.

 During the next twelve months, e-Synergies plans to satisfy its cash requirements by additional equity financing. This will be in the form of private placements of restricted common stock. There can be no assurance that E-Synergies, Inc. will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. E-Synergies, Inc. presently has no cash with which to satisfy any future cash requirements. E-Synergies, Inc. will need a minimum of $10,000 to satisfy its cash requirements for the next 12 months. E-Synergies, Inc. will not be able to operate if it does not obtain equity financing. E-Synergies, Inc. has no current material commitments. E-Synergies, Inc. depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that E-Synergies, Inc. will be successful in raising the capital it requires. Management believes that, if this offering and the subsequent private placements are successful, E-Synergies, Inc. will be able to generate revenue from on line caviar sales and achieve liquidity within the next twelve months. E-Synergies, Inc. does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. E-Synergies, Inc. does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees.

E-Synergies, Inc. has no current material commitments. E-Synergies, Inc. has generated no revenue since its inception.

RESULTS OF OPERATIONS

E-Synergies, Inc. has recently commenced operations, and virtually no operating history. Therefore, a comparative discussion of our results of operations would not be meaningful. We are still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that E-Synergies, Inc. will be successful in raising the capital it requires through the sale of its common stock.

Year ended December 31, 2000 as compared to year ended December 31, 1999

We were incorporated on February 29, 2000 and have reported no sales for the fiscal year 2000.

We have a net loss for the year ended December 31, 2000 of $26,661. The net loss is attributable to expenses incurred in our financing activities and our organization and commencement of operations.

Administrative and marketing expenses amounted to $25,861 for the year ended December 31, 2000.

Liquidity and Capital Resources

At December 31, 2000, we had a working capital deficit of $710.

Net cash flows from operating activities was $(22,911). Net cash flows from financing activities amounted to $23,001 for the year ended December 31, 2000.

Forward Looking Statements

This registration statement contains forward-looking statements. e-Synergies's expectation of results and other forward-looking statements contained in this registration statement involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 7.    FINANCIAL STATEMENTS:

E-Synergies's financial statements for the period February 29, 2000 (inception) through December 31, 2000 are included under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with our independent accountants during fiscal year 2000.


PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Executive Officers of e-Synergies, and their ages, are as follows:

Name                         Age             Position
----                         ---             --------
Marcy M. Engelbrecht                         President, Secretary, Director

Esta Viviers                  47             Chief Financial Officer, Director

Michael A. Piraino            47             Director

Marcy M. Engelbrecht. Ms. Engelbrecht is the current President, and Director of e-Synergies since December 14, 2000. She served as the Secretary of e-Synergies from December 14, 2000 through December 31, 2000. She has also served as the Managing Member of Opus International, LLC, from 1996 to the present date. From 1984 through 1996, she was the Chairman of Champion Financial Corporation. From 1984 through 1995 she was managing partner of the Law Offices of Marcy M. Engelbrecht. From 1981 through 1984, she was employed by the law firm of Wilkie, Farr & Gallagher, in New York, New York, as an attorney. From 1979 through 1981, she was employed as an attorney for the firm of Wienberg & Green, in Baltimore, Maryland. From 1977 through 1979 she served as an attorney for the American Petroleum Institute in Washington, D.C. From 1976 through 1977, she was employed by Akin, Gump, Strauss, Hauer & Seld as an attorney. From 1975 through 1976, she was an attorney for the firm of Morgan, Lewis & Bockius in Washington, D.C., and from 1973 through 1975 she served as a law clerk in the United States Attorney's Office in Washington, D.C. Ms. Engelbrecht holds a B.A., cum laude, from the University of Pennsylvania, 1972, a J.D. from Georgetown University Law Center, 1975, and a Masters in Law from Georgetown University Law Center, 1979. She has served on the boards of the Women's Institute of the College of Notre Dame, The Washington Ballet, The Baltimore Zoological Society, and The Leadership of the Greater Baltimore Committee.

Esta Viviers. Esta Viviers is the current Chief Financial Officer and Director of e-Synergies since December 14, 2000. Since January, 2000, she has served as Chairperson of the Board of Trustees of Bolder Investments Trusts, in South Africa. Since July, 2000, she has served as the Chief Executive Officer of CommerceSWITCH (Pty) Ltd., an e-trading solutions incorporation company. From April 1980 through December, 1999, she was employed by the Sage Group, a financial services company, listed on the Johannesburg Stock Exchange, where she held positions as branch manager at Sage Consulting from 1980 to 1988; Information Technology at Sage Life, Ltd. from 1988 to 1993; the head of Business Process Reengineering and Corporate Restructuring for the Sage Group from 1994 to 1995; the head of Organizational Development for the Sage Group from 1995 to 1996, and set up the Sage Educational Trust from 1997 to 1998. From 1997 to 1999, she was head of Corporate Broker Sales for Sage.

Michael A. Piraino. Mr. Piraino is a director of e-Synergies since December 14, 2000. Since April, 2000 he has served also as the Chief Executive Officer of Emergent Information Technologies, Inc. From December 1998 to April, 2000, he was employed as Chief Operating Officer of Emergent Information Technologies, Inc. From January, 1996 through December, 1998, he served as Executive Vice President of Data Processing Resources Corporation. From October, 1994 through January, 1996, he served as Executive Vice President and Chief Development Officer of UROHEALTH Systems, Inc. From July, 1993 through October, 1994, he was employed as the Senior Vice President and Chief Financial Officer of Syncor International Corporation. From May, 1989 through July, 1993, he was employed by Total Pharmaceutical Care, Inc. as its Senior Vice President and Chief Financial Officer. From November , 1986 through May, 1999, he served as Senior Vice President, Finance and Administration of Lorimar Home Video. From January 1984 through November, 1986, he was employed as the Vice President Controller or Winn Enterprises. From September, 1975 through January, 1984 he was employed by Deloitte & Touche in various positions, culminating in Senior Audit Manager. Mr. Piraino holds a B.S. in Accounting from Loyola University, 1975, is a certified public accountant, and member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

FAMILY RELATIONSHIPS.

There are no family relationships among directors, executive officers or other persons nominated or chosen by e-Synergies to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

e-Synergies is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of e-Synergies's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, e-Synergies believes that, during the fiscal year ended December 31, 2000, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation paid by e-Synergies to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended December 31, 2000. No salaries are being paid at the present time. There were no grants of options or SAR grants given to any executive officers during the last fiscal year.


                              Annual Compensation
                              -------------------

Name and Position   Salary     Bonus     Annual Deferred Salary
-----------------   ------     -----     ----------------------

None


ITEM 10.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of e-Synergies as of the end of the fiscal year, 1998, by (I) each person who is known by e-Synergies to be the beneficial owner of more than five percent () of the issued and outstanding shares of common stock, (ii) each of e-Synergies's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address             Number of Shares    Percentage Owned
----------------             ----------------    ----------------

Marcy M. Engelbrecht          1,000,000                27.77%
Opus International, LLC
19 Hillsyde Court
Cockeysville, MD 21030

Esta Viviers                    180,000                    5%
P.O. Box 2074
Greenkloof, Pretoria
South Africa 0027

Michael A. Piraino                    0                    0%
7 Inronwood Drive
Newport Beach, CA

Officers and Directors
as a Group                    1,180,000                32.77%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with organizing E-Synergies, Inc., on February 1, 2000, Agata Gotova was issued 1,610,000 shares of restricted common stock in exchange for services, the business plan of E-Synergies, Inc., and E-Synergies, Inc.'s web site and domain names, pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the Securities Act of 1933, Ms. Gotova may be deemed to be promoters of E-Synergies, Inc.. No other persons are known to Management that would be deemed to be promoters.

On February 1, 2000, in exchange for web site development services rendered to E-Synergies, Inc.'s web sites, E-Synergies, Inc. issued 100,000 shares of its common stock under Rule 701 promulgated by the Securities and Exchange Commission to a non-sophisticated investor with full access to all corporate information.

On February 1, 2000, E-Synergies, Inc. issued 90,000 shares of its common stock to Kenneth G. Eade, counsel to E-Synergies, Inc. and the husband of its President, Agata Gotova, under Rule 701 promulgated by the Securities and Exchange Commission in exchange for legal services rendered. Mr. Eade is a sophisticated investor who had access to all corporate information. Although Mr. Eade is not a promoter of E-Synergies, Inc., as defined by the Securities Act, his wife, Agata Gotova, can be deemed to be a promoter of E-Synergies, Inc..

On February 1, 2000, E-Synergies, Inc. issued 75,000 shares to Richard Day, and 75,000 shares to Jeffrey Volpe, in exchange for corporate consulting services and clerical services, in reliance upon Section 4(2) of the Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Part II of this Report):

 Report of Independent Certified Public Accountant
 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Cash Flows
 Statements of Stockholder's Equity
 Notes to Consolidated Financial Statements

 (b) Reports on Form 8-K:

January 4, 2001

 (c) Exhibits

[CAPTION]
Item 13. FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
e-Synergies, inc.
Santa Barbara, CA

We have audited the accompanying balance sheets of e-Syngeries, inc. A Development StageCompany) as of December 31, 2000 and related statement of operations, cash flows, and changes in stockholders' equity for the period February 29, 2000 (inception), through December 31, 2000, and the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-Synergies, inc. at December 31, 2000, and the results of its operations and its cash flows for the period, February 29, 2000(inception) through December 31, 2000 and the fiscal year ended December 31, 2000, in conformity with generally accepted accounting principles.

/s/ Rogelio G. Castro, CPA
-------------------------
Oxnard, California
March 23, 2000

[CAPTION]
                              e-Synergies, inc.
                          (A Development Stage Company)
                                Balance Sheet
                              December 31, 2000



                        ASSETS
Current Asset:
  Cash                                                                $     90
                                                                       -------
    Total Current Asset                                                     90
                                                                       -------
TOTAL ASSETS                                                          $     90
                                                                       =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income tax payable                                                   $    800
                                                                      -------
    Total Current Liabilities                                             800
                                                                      -------

Stockholders' Equity
  Common stock, par value of $.00001
    Authorized 1 billion shares;
      Issued and outstanding 3,600,000 shares                              36
  Paid in capital                                                      25,915
  Deficit accmulated during the
    development stage                                                 (26,661)
                                                                      -------
    Total Stockholders' Deficit                                       (   710)
                                                                      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     90
                                                                      =======



    The accompanying notes are an integral part of these financial statements.

[CAPTION]

                              e-Synergies, inc.
                          (A Development Stage Company)
                            Statement of Operations

                                                     Year        February 29,
                                                     Ended     2000, (inception
                                                   December    through December
                                                   31, 2000       31, 2000
                                                 ----------      -----------

INCOME                                          $       -0-              -0-

EXPENSES:
  General & administrative expenses                 25,861           25,861
                                                 ---------        ---------
NET LOSS BEFORE INCOME TAX                         (25,861)         (25,861)

  Provision for income tax                             800              800
                                                 ---------        ---------
NET LOSS                                        $  (26,661)      $  (25,861)
                                                 =========        =========


Loss per common share                           $     (.01)      $     (.01)
                                                 =========        =========

Weighted average number
   of shares outstanding                         2,043,690        2,043,690
                                                 =========        =========



   The accompanying notes are an integral part of these financial statements.





                                            e-Synergies, inc.
                                      (A Development Stage Company)
                                         Statement of Cash flows

                                                     Year        February 29,
                                                     Ended     2000, (inception
                                                   December    through December
                                                   31, 2000       31, 2000
                                                 ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $  (26,661)      $  (26,661)
Adjustment to reconcile net loss to
  net cash provided by operating activities:
Stocks issued for services                           2,950            2,950
Accrued expenses                                       800              800
                                                 ---------        ---------
NET CASH USED BY OPERATING ACTIVITIES              (22,911)         (22,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Stocks issued for cash                              23,001           23,001
                                                 ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           23,001           23,001
                                                 ---------        ---------
INCREASE IN CASH                                        90               90

BEGINNING CASH                                         -0-              -0-
                                                 ---------        ---------
ENDING CASH                                      $      90        $      90
                                                 =========        =========



NON CASH DISCLOSURE

Stocks issued for services                       $   2,950        $   2,950





The accompanying notes are an integral part of these financial statements.








                                            e-Synergies, inc.
                                      (A Development Stage Company)
                                    Statement of Stockholders' Equity

                                      Number     Common      Paid     Accumulated
                                        of        Stock       in        Retained
                                      Shares     at Par     Capital      Deficit
                                   ---------     -------    -------   -----------

Balance - February 29, 2000              -0-    $    -0-    $   -0-          -0-

Stocks issued for services         1,951,000          20      2,930

Stocks issued for cash             1,649,000          16     22,985

Net loss for current year                                               (26,661)
                                   ---------    --------   --------    ---------
Balance - December 31, 2000        3,600,000    $     36   $ 25,915    $(26,661)
                                   =========    ========   ========    =========


The accompanying notes are an integral part of these financial statements.






[CAPTION]

                               e-Synergies, inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                              December 31, 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - NATURE OF OPERATIONS

         e-Synergies, inc. (formerly Russian-Caviar.Com) was incorporated under the laws of the state of California on February 1, 2000.
         The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California including, without limitation, to provide sales of caviar on the Internet.


         BASIS OF PRESENTATION

         The Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception. Planned principal operations have not yet commenced since inception.


                               BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

                  The Company's fiscal year end is December 31.

                            CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

                                  LOSS PER SHARE

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of August 31, 2000, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

                                    ESTIMATES

The  preparation of financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


                              NON CASH TRANSACTIONS

 The Company's accounting policy for shares issued in a non-cash transactions is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company issued unregistered common stock to its President, in exchange for services as President, Secretary and treasurer, and to non management consultants and employees in exchange for their services. The issuance of shares were recorded at fair value of the services received. This is deemed appropriate, rather than recording the issuance of shares at the offering price, since the Company's shares have no current market value at the time services were rendered.

NOTE 3 - INCOME TAXES:

 The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 ("SFAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

 The Company has deferred income tax assets that have been fully reserved as follows:

     Deferred tax assets
     Net operating loss carry forwards                           $ (26,661)
             Valuation allowance for deferred tax assets           (26,661)
                                                                   --------
             Net Deferred Tax Assets                              $     -0-
                                                                   ========


At December 31, 2000, the Company had net operating loss carryforward of approximately $26,661 for income tax purposes. These carryforward, if not utilized to offset taxable income will expire at the end of 2020.




[CAPTION]


Item 14.  EXHIBITS, FINANCIAL STATEMENTS

(a)  Report of Independent Certified Public Accountant dated
     March 23, 2001
     Financial Statements
     Balance Sheets
     Statement of Loss And Accumulated Deficit
     Statements of Stockholder's Equity
     Statements of Cash Flows
     Notes to Consolidated Financial Statements

(b)Reports on Form 8-K: January 4, 2001

(c)Exhibits

Exhibits 3.1 through 3.2 and are incorporated by reference to e-Synergies's
Form SB-2/A, declared effective on July 3, 2000.


Exhibit No.            Description                               Location
-----------            -----------                               ---------
3.1            Articles of Incorporation                      Exhibit 3(a)Form SB-2


3.1a           Amendment to Articles of Incorporation         Exhibit 3(a)2 Form SB-2

3.1b           Amendment to Articles of Incorporation         Exhibit 3(a)3Form SB-2

3.1c           Amendment to Articles of Incorporation         Exhibit 3(a)4 Form SB-2


3.2            By-laws                                        Exhibit 3(b)Form SB-2


10.1           Acquisition agreement                        Exhibit 1 to Form 8-K
                                                              filed 1/4/01

27             Financial Data Schedule





                                  SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: March 29, 2001

e-Synergies, Inc.


/s/ Marcy M. Engelbrecht
--------------------------------------------
March M. Engelbrecht, President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                               Date
-------------------                ------                              ----
/s/ Esta Vivers          Chief Financial Officer, Director            3/29/01

[CAPTION]

[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[PERIOD-TYPE]                              12-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               DEC-31-2000
[CASH]                                         105,676
[SECURITIES]                                         0
[RECEIVABLES]                                   33,701
[ALLOWANCES]                                    31,768
[INVENTORY]                                    176,069
[CURRENT-ASSETS]                                90,438
[PP&E]                                          10,455
[DEPRECIATION]
[TOTAL-ASSETS]                               1,116,417
[CURRENT-LIABILITIES]                          150,435
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        45,915
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,116,417
[SALES]                                      2,360,079
[TOTAL-REVENUES]                             2,360,079
[CGS]                                          626,060
[TOTAL-COSTS]                                2,165,732
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              19,326
[INCOME-PRETAX]                                686,561
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            686,561
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    686,561
[EPS-BASIC]                                      .029
[EPS-DILUTED]                                      .029