Form 10QSB
period 2001-03-31
E SYNERGIES INC
filed 2001-04-20
CIK 1109664

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                 FORM 10 QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______

                       COMMISSION FILE NUMBER 000-1109664
                                  -----------

                              e-Synergies, inc.
                    -----------------------------------------
            (Exact name of registrant as specified in its charter)

          California                                    91-2021595
(State or other jurisdiction of                    (IRS Employer ID No.)
incorporation or organization)

827 State Street, Suite 26,
Santa Barbara, CA 93101                      Telephone: 949-219-0169
     -----------------------------------------------------------------
               (Address of Principal Executive Offices including
                  Registrant's zip code and telephone number)
     NONE
     --------------------------------------------------------------
      Former name, former address and former fiscal year, if changed.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X       No
                                         ---          ---

The number of shares of the registrant's common stock as of March 31,
2001:...............................  3,600,000  shares.

Transitional Small Business Disclosure Format

(check one):   Yes         No X
                   ---       ---

                                e-Synergies, inc.
                          (A Development Stage Company)
                                  Balance Sheet

                        ASSETS                                     March 31, 2000     December
                                                                                      31, 2000
Current Asset:                                                     --------------     --------
  Cash                                                                $     90        $     90
                                                                       -------        ---------
    Total Current Asset                                                     90              90
                                                                       -------        ---------
TOTAL ASSETS                                                          $     90              90
                                                                       =======        ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Income tax payable                                                   $    800        $    800
                                                                      -------         --------
    Total Current Liabilities                                             800             800
                                                                      -------         --------
Stockholders' Equity
  Common stock, par value of $.00001
    Authorized 1 billion shares;
      Issued and outstanding 3,600,000 shares                              36              36
  Paid in capital                                                      25,915          25,915
  Deficit accmulated during the
    development stage                                                 (26,661)        (26,661)
                                                                      -------         --------
    Total Stockholders' Deficit                                       (   710)        (   710)
                                                                      -------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     90              90
                                                                      =======         ========


    The accompanying notes are an integral part of these financial statements.




[CAPTION]

                              e-Synergies, inc.
                          (A Development Stage Company)
                            Statement of Operations

                                                   Period      February 29,
                                                   Ended       2000, (inception
                                                   March       through March
                                                   31, 2000    31, 2001
                                                 ----------      -----------

INCOME                                          $   -0-              -0-

EXPENSES:
  General & administrative expenses                 -0-              25,861
                                                 ---------        ---------
NET LOSS BEFORE INCOME TAX                          -0-             (25,861)

  Provision for income tax                          -0-                 800
                                                 ---------        ---------
NET LOSS                                        $   -0-          $  (25,861)
                                                 =========        =========


Loss per common share                           $   -0-          $     (.01)
                                                 =========        =========

Weighted average number
   of shares outstanding                         2,043,690        2,043,690
                                                 =========        =========



   The accompanying notes are an integral part of these financial statements.

[CAPTION]

                               e-Synergies, inc.
                         (A Development Stage Company)
                            Statement of Cash flows


                                                   Period      February 29,
                                                   Ended       2000, (inception
                                                   March       through March
                                                   31, 2001    31, 2001
                                                 ----------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $      -0-      $  (26,661)
Adjustment to reconcile net loss to
  net cash provided by operating activities:
Stocks issued for services                             -0-            2,950
Accrued expenses                                       -0-              800
                                                 ---------        ---------
NET CASH USED BY OPERATING ACTIVITIES                 (-0-)         (22,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Stocks issued for cash                                 -0-           23,001
                                                 ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              -0-           23,001
                                                 ---------        ---------
INCREASE IN CASH                                       -0-               90

BEGINNING CASH                                         90               -0-
                                                 ---------        ---------
ENDING CASH                                      $     90        $       90
                                                 =========        =========
NON CASH DISCLOSURE

Stocks issued for services                       $                $   2,950


The accompanying notes are an integral part of these financial statements.



                               e-Synergies, inc.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity

                                      Number     Common      Paid     Accumulated
                                        of        Stock       in        Retained
                                      Shares     at Par     Capital      Deficit
                                   ---------     -------    -------   -----------

Balance - February 29, 2000              -0-    $    -0-    $   -0-          -0-

Stocks issued for services         1,951,000          20      2,930

Stocks issued for cash             1,649,000          16     22,985

Net loss for current year                                               (26,661)
                                   ---------    --------   --------    ---------
Balance - March  31, 2001          3,600,000    $     36   $ 25,915    $(26,661)
                                   =========    ========   ========    =========


    The accompanying notes are an integral part of these financial statements.


[CAPTION]

                               e-Synergies, inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                              March 31, 2001

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


                                  LOSS PER SHARE

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Basic loss per share reflects the amount of losses for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as stock options and convertible securities. As of March 31, 2001, the Company had no issuable shares qualified as dilutive to be included in the earnings per share calculations.

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


 The Company has deferred income tax assets that have been fully reserved as follows:

     Deferred tax assets
     Net operating loss carry forwards                           $ (26,661)
             Valuation allowance for deferred tax assets           (26,661)
                                                                   --------
             Net Deferred Tax Assets                              $     -0-
                                                                   ========
PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of providing sales of caviar on the Internet via its e commerce web site and providing e-commerce solutions. The Company has just recently commenced operations, but has generated no revenue to date. Its only income has been from sales of company stock. The company has sold shares pursuant to a registration statement on Form SB-2 to raise capital to pay its expenses. The Company recently obtained a quote of its securities on the NASD Bulletin Board under the trading symbol "RCVR", and now trades under the trading symbol "ESYG".

Results of operations

Three months ended March 31, 2001 compared to three months ended March 31, 2000

A comparison of these periods is not relevant, as the company was formed on February 2, 2000, and earned no revenue since its inception.

Liquidity and capital resources

At March 31, 2001 and December 31, 2000, the company had a working capital deficit of $710, due to income tax payable.

Net cash used in operating activities was $0 for the three months ended March 31, 2001. No comparative information was available from the same period last year.

The company does not anticipate that it will have any problems in meeting its obligations for continuing fixed expenses, materials, procurement or operating labor.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                             NONE

Item 2.  Changes in securities and use of proceeds     NONE

Item 3.  Defaults on senior securities                 NONE
Item 4.  Submission of items to a vote                 NONE

Item 5.  Other information

Subsequent events: On April 11, 2001, the company closed its acquisition of all of the issued and outstanding stock of Salesmation, Inc., which became a wholly owned subsidiary of the company. As a result of the transaction, Salesmation's 51% owned subsidiary, CommerceSwitch, became an indirectly controlled subsidiary of the company. The company will file a current report of Form 8-K reporting these subsequent events within the next ten days, and pro forma financial statements within 60 days.

Item 6.
 a)      Exhibits                                      NONE
 b)      Reports on 8K
         December 20, 2000
         January 4, 2001


                                 SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSSIAN-CAVIAR.COM
Dated: April 12, 2001            By:     /s/ Tom Ronk
                                      ---------------------------------
                                      Tom Ronk, Chief Executive Officer



Dated: April 12, 2001            By:    /s/ Esta Viviers
                                      ---------------------------
                                        Esta Viviers
                                        Chief Financial Officer
[CAPTION]
[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE
[ARTICLE] 5
[MULTIPLIER] 1
[PERIOD-TYPE]                              3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-START]                             DEC-31-2000
[PERIOD-END]                               MAR 31-2001
[CASH]                                              90
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                    90
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                      90
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                            36
[OTHER-SE]                                      25,915
[TOTAL-LIABILITY-AND-EQUITY]                        90
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]
                                                  (.00)