Form 10QSB
period 2001-05-31
E SYNERGIES INC
filed 2001-07-25
CIK 1109664

U. S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-19499

e-Synergies, inc.
(Exact name of small business issuer as specified in its charter)

California	91-2021595
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

3 Corporate Plaza, Suite 250
Newport Beach, California 92660
(Address of principal executive offices)

...........(949) 219-0169..........
(Issuer's telephone number)

Former address was 827 State Street, Suite 26, Santa Barbara, CA  93101
The fiscal year-end of the company has been changed from December 31st  to August 31st
(Former name, former address and former fiscal year, if changed since last report)

             Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Number of Registrant’s shares outstanding as of July 24, 2001:   15,514,695 shares of common stock, $.00001 par value

Transitional Small Business Disclosure Format:   Yes☐   No ☒

e-Synergies, inc. and Subsidiaries
Consolidated Balance Sheet
May 31, 2001

Assets

Current Assets
Cash	$172,218
Accounts receivable	299,512
Due from affiliates	13,100
Miscellaneous receivables	475
Prepaid expenses	1,350
Other current assets	36,165
Total Current Assets	522,820

Property and Equipment
Computer equipment	407,226
Office furniture and equipment	89,896
Automotive equipment	21,514
Total Cost	518,636
Less: Accumulated depreciation	108,491
Net Property and Equipment	410,145

Other Assets
Computer software, net of amortization of $52,864	82,599
Goodwill, net of amortization of $9,366	128,256
Investment in HealthStar Corp.	1,662,500
Refundable deposits	3,113
Total Other Assets	1,876,468

Total Assets	$2,809,433

Liabilities and Stockholders' Equity

Current Liabilities
Bank overdraft	$62,034
Accounts payable and accrued expenses	1,023,286
Current maturities of long-term debt	18,127
Due to affiliates	741,809
Loans payable	46,429
Taxes withheld from wages	91,663
Other current liabilities	63,563
Total Current Liabilities	2,046,911

Long-Term Debt, net of current maturities	26,123

Minority Interest in Subsidiary	(135,600)

Total Liabilities	1,937,434

Stockholders' Equity
Common stock, $.00001 par value:
Authorized - 1 billion shares
Issued and outstanding - 15,514,695 shares	155
Additional paid-in capital	4,466,166
Total Paid-in Capital	4,466,321
Accumulated deficit	(3,667,509)
Accumulated other comprehensive income relating to foreign currency translation and unrealized gain on marketable securities	73,187
Total Stockholders' Equity	871,999

Total Liabilities and Stockholders' Equity	$2,809,433

e-Synergies, inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended May 31, 2001 and 2000

	Three Months Ended May 31,		Nine Months Ended May 31,
	2001	2000	2001	2000

Revenues	$618,582	$956,984	$1,470,139	$2,215,539

Costs and Expenses
Cost of products sold	470,907	-0-	899,336	-0-
Direct expenses	191,132	854,935	1,011,028	1,768,699
Sales and marketing expenses	144,127	119,349	689,143	280,604
General and administrative expenses	650,040	497,050	1,388,933	1,113,829
Total Costs and Expenses	1,456,206	1,471,334	3,988,440	3,163,132

Operating Loss	(837,624)	(514,350)	(2,518,301)	(947,593)

Other Income (Expense)
Loss from write-off of worthless investments in securities	-0-	-0-	(251,000)	-0-
Miscellaneous income	8,485	3,372	9,134	3,372
Interest expense	(20,331)	(19,539)	(28,773)	(36,946)
Net Other Expense	(11,846)	(16,167)	(270,639)	(33,574)

Loss from Continuing Operations	(849,470)	(530,517)	(2,788,940)	(981,167)

Discontinued Operations
Loss from operations of disposed subsidiary	(53,304)	-0-	(219,822)	-0-

Loss Before Minority Interest and Extraordinary Item	(902,774)	(530,517)	(3,008,762)	(981,167)

Minority Interest in Loss of Subsidiary	18,497	-0-	105,261	-0-

Loss Before Extraordinary Item	(884,277)	(530,517)	(2,903,501)	(981,167)

Extraordinary Item
Gain on sale of subsidiary, net of tax	1,085,850	-0-	1,085,850	-0-

Net Income (Loss)	$201,573	$(530,517)	$(1,817,651)	$(981,167)

Earnings (Loss) per Share
Income (loss) before extraordinary item	-0.17		-2.16
Extraordinary item	0.21		0.78
Net Income (Loss)	0.04	N/A	-1.38	N/A

Weighted Average Shares Outstanding	5,200,967		1,390,762

e-Synergies, inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended May 31, 2001 and 2000

	2001	2000

Cash Flows from Operating Activities
Net loss	$(1,817,651)	$(981,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,799	43,244
Gain on sale of subsidiary	(1,085,850)	-0-
Loss on disposal of investments	250,314	-0-
Provision for doubtful accounts	57,244	-0-
Minority interest in loss of subsidiary	(105,261)	-0-
Changes in operating assets and liabilities:
Accounts receivable	(170,136)	(64,583)
Unbilled services	(97,007)	(34,836)
Accounts payable and accrued expenses	480,881	171,482
Taxes withheld from wages	190,770	114,113
Deferred revenues	132,120	(92,526)
Other	21,552	(24,112)
Net Cash Used in Operating Activities	(2,011,225)	(868,385)

Cash Flows from Investing Activities
Acquisition of property and equipment	(238,870)	(367,817)
Reduction of cash due to sale of subsidiary	(64,014)	-0-
Increase in bank overdraft	62,034	-0-
Due from affiliates and related parties	-0-	(370,722)
Other investing activities	21,071	(3,113)
Net Cash Used in Investing Activities	(219,779)	(741,652)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,139,645	1,439,543
Net increase in (reduction of) long-term debt	(23,670)	50,425
Net reduction in short-term bank borrowings	(1,551)	(180)
Net increase in due to affiliates	901,532	59,088
Net increase in loans payable	46,429	-0-
Net Cash Provided by Financing Activities	2,062,385	1,548,876

Effect of Exchange Rate Changes on Cash	1,359	-0-

Net Decrease in Cash	(167,260)	(61,161)

Cash at Beginning of Period	339,478	89,040

Cash at End of Period	$172,218	$27,879

Supplemental Disclosure of Cash Flow Information:

Interest paid	$28,773	$36,946

Income taxes paid (refunded)	$-0-	$-0-

e-Synergies, inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 31, 2001

Note 1:  Organization and Summary of Significant Accounting Policies

             The accounting and reporting policies of e-Synergies, inc.(Company) and its subsidiaries conform to accounting principles generally accepted in the United States of America.  Following is a description of the most significant of those policies:

Description of the Business:  e-Synergies, inc. (formerly Russian-Caviar.com) was incorporated under the laws of the state of California on February 1, 2000.  The purpose for which the corporation was organized was to engage in sales of caviar on the Internet. On April 11, 2001, the Company entered into a stock exchange agreement with Salesmation.com, Inc.(Salesmation), pursuant to which it acquired 100% of the outstanding capital stock of Salesmation in exchange for 11,187,501 shares of its common stock. This transaction resulted in a change in control of the Company. Concurrent with the Stock Exchange Agreement, the Company amended its Certificate of Incorporation changing its name from Salesmation.com, Inc. to Salesmation, Inc.

Salesmation is an application service provider (ASP) which supplies technology-based e-marketing services that enable businesses to deliver customized online marketing messages.  Salesmation was organized as a Delaware corporation on August 19, 1999. Salesmation has two wholly-owned subsidiaries, M² Ltd. (M2) and Dotcom Ideas, Inc. (Dotcom).  M², a Maryland corporation, mainly provides language translation services to companies that market computer software, hardware, websites, and other services to multiple-language customer bases.  Dotcom, a Delaware corporation, is an investment company with investments in the computer, technology, and finance industries in the United States and South Africa.

On April 2, 2001, Salesmation entered into a Share Exchange Agreement with HealthStar Corp. (HealthStar), a Delaware corporation.  Under the agreement, HealthStar issued 4,000,000 shares of its voting common stock to Salesmation for all of the outstanding common stock of M2.  However, 1,500,000 shares are being held in escrow and will be released to Salesmation only if M2 meets certain financial performance goals in the future.  In the event that M2 fails to achieve the required goals, the 1,500,000 shares will be returned to HealthStar for cancellation.  The 4,000,000 shares, which represent approximately 48% of the outstanding shares of HealthStar common stock, are subject to a lock-up provision and have voting restrictions placed on them.  The lock-up provision prohibits Salesmation from selling, transferring, pledging, or otherwise disposing of the shares for a period of one year from the date of the agreement.  Additionally, Salesmation executed an irrevocable proxy relative to the 4,000,000 shares whereby they vested all of the rights to vote the shares with the HealthStar board of directors for as long as they hold the shares.

Basis of Presentation: The accompanying unaudited consolidated financial statements of  e-Synergies, inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company’s financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with e-Synergies, inc.’s audited financial statements included in their annual report on Form 10-KSB for the year ended December 31, 2000, as well as the audited consolidated financial statements of Salesmation.com, Inc. and its subsidiaries for the year ended August 31, 2000.  On June 21, 2001, the Board of Directors elected to change the fiscal year-end of the Company from December 31st to August 31st.  This change was reported on Form 8-K/A, which was filed on June 25, 2001.

Principles of Consolidation and Accounting for Investments:  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company classifies its investment in marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). The fair market value of the shares of HealthStar Corp. has been discounted due to the restrictions on the stock.

Business Combinations:  Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition.  Under the purchase method, net assets of the companies acquired are recorded at their estimated fair value at the date of acquisition.  In the case of business combinations accounted for under the pooling-of-interests method of accounting, the assets, liabilities, and stockholders’ equity of the acquired entity are combined with the Company’s respective accounts at recorded values and prior period financial statements are restated to give effect to the merger.

Minority Interest in Subsidiary:  The minority interest included in the consolidated statements of operations represents the minority shareholders’ share of the income or loss of the consolidated subsidiary.  The minority interest included in the consolidated balance sheets reflects the original investment by the minority shareholders in the consolidated subsidiary, along with their proportionate share of the earnings and losses of the subsidiary.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.

Accounts Receivable:  Provision is made for doubtful accounts based on anticipated collection losses.  Estimated losses are determined from historical collection experience and a review of outstanding receivables.  Collateral or other security is not required to support accounts receivable. The Company has not recorded an allowance for doubtful accounts at May 31, 2001 since, in the opinion of management, all outstanding accounts receivable are collectible.

Revenue Recognition:  Revenues are recognized when the services are rendered. Services provided prior to the actual billings for such services are recorded as “unbilled services.”  Billings made in advance of services rendered are recorded as “deferred revenues.”

Property and Equipment:  Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed under the straight-line method over the estimated useful lives of the assets.  Expenditures for maintenance and routine repairs are charged to expense as incurred; expenditures for improvements and major repairs that materially extend the useful lives of assets are capitalized.

Computer Software:  The cost of purchased software is capitalized and amortized under the straight-line method based on the estimated useful life of the software.  Statement of Position (SOP) 98-1 of the American Institute of Certified Public Accountants requires that, under certain circumstances, the costs associated with computer software obtained or developed for internal use be expensed.  SOP 98-1 also requires that, once certain criteria relative to the software’s stage of development have been met, various internal costs incurred in connection with the development of the software be capitalized.

Goodwill:  The excess of the acquisition cost over the net assets of a subsidiary acquired in a transaction accounted for as a purchase was recorded as goodwill and is being amortized on a straight-line basis over fifteen years. The Company periodically reviews goodwill to evaluate whether events or changes have occurred that would suggest an impairment of carrying value.

Foreign Currency Translation:  Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at year-end exchange rates; revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of stockholders’ equity.

Earnings (Loss) Per Share:  In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. The Company has no issuable shares qualified as dilutive to be included in the earnings per share calculation.

Note 2: Due to Affiliates

As of May 31, 2001 the Company was indebted to Suprafin, Inc., a stockholder, in the amount of $720,024 as a result of advances made to the Company. Additionally, the Company is indebted to a stockholder, and officer of one of its subsidiaries, for advances to the Company in the amount of $21,785. The advances from the stockholders are unsecured, non-interest bearing, and have no specific terms for repayment.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The Company was engaged in the business of selling caviar on the Internet via its e commerce web site. The Company had not generated any revenue since its inception of February, 2000.  On April 11, 2001, as described in Note 1 to the financial statements, the Company entered into a stock exchange agreement with Salesmation.com, Inc., pursuant to which it acquired 100% of its outstanding stock.  The transaction was accounted for as a pooling of interests. The consolidated balance sheet of the Company as of May 31, 2001 primarily reflects the assets and liabilities of Salesmation, Inc. and its subsidiaries at that date, and the stockholders’ equity reflects the capital structure of e-Synergies, inc. adjusted for the issuance of additional shares of common stock as a result of the stock exchange agreement.

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based on the assumption that the Company’s entry into the computer industry will be successful, that competitive conditions within the computer industry will not change materially or adversely, and that there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

Results of Operations

A comparison of the three and nine months ended May 31, 2001 to the three and nine months ended May 31, 2000 is not relevant for various reasons. The results of operations for the three and nine months ended May 31, 2001 reflect not only the transactions for Salesmation, Inc. for those periods but also the transactions of subsidiaries it had acquired during the nine month period.  In March, 2000, Salesmation acquired 100% of the common stock of Dotcom Ideas, Inc., who acquired an interest in commerceSwitch, a South African based computer technology company.  There were no significant transactions for this company during the period ended May 31, 2000.  In April, 2000,  Salesmation acquired 100% of the common stock of M2, a translation, globalization, and localization company based in the United States.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

None.

(b) The following reports were filed on Form 8-K:

(1) On April 25, 2001, the Company filed a current report on Form 8-K disclosing the acquisition by e-Synergies, inc. of all of the issued and outstanding shares of Salesmation, Inc. pursuant to a Share Exchange Agreement dated April 11, 2001.

(2) On June 25, 2001, the Company filed Form 8-K/A, submitting the consolidated financial statements of Salesmation.com, Inc. and its subsidiaries for the years ended August 31, 1999 and 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

e-Synergies, inc.

/s/ Thomas Ronk
By:

July 25, 2001
Date: