Form 10-K
E SYNERGIES INC
filed 2001-12-18
CIK 1109664

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED AUGUST 31, 2001

                               e-Synergies, Inc.
                 (Name of Small Business Issuer in its charter)

California                                                 91-2021595
--------------------------------                       ------------------
(State or other jurisdiction of                      (I.R.S. Employer ID. No.)
incorporation or organization)

3 Corporate Plaza #250
Newport Beach, California                                   92625
--------------------------------                       ------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: (949) 219-0169
                                                 -------------

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

  Yes X     No
     ----    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.

 [ X ] The issuer's revenues for the Fiscal Year ended August 31, 2001 was $2,503,404.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of August 31, 2001, computed by reference to the close price as at August 31, 2001 of the registrant's Common Stock as quoted on the over-the counter bulletin board on such date, was approximately $23,931,967. As at August 31, 2001, there were 16,415,457 shares of the issuer's common stock outstanding.

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

                                TABLE OF CONTENTS
                                -----------------
PART I
------                                                      PAGE
                                                            ----
Item 1     Description of Business ........................    3

Item 2     Description of Property.........................   17

Item 3     Legal Proceedings ..............................   17

Item 4     Submission of Matters to a
           Vote of Security Holders........................   17

PART II
-------
Item 5     Market for Common Equity and
           Related Stockholder Matters ....................   18

Item 6     Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations ....................     20

Item 7     Financial Statements and
           Supplementary Data ...........................     24

Item 8     Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure .........................     24

PART III

Item 9     Directors and Executive Officers
           of the Registrant ............................     24

Item 10    Executive Compensation .......................     28

Item 11    Security Ownership of Certain
           Beneficial Owners and Management .............     29

Item 12    Certain Relationships and
           Related Transactions .........................     30

Item 13    Exhibits and Reports on Form 8-K .............     30

SIGNATURES ..............................................


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

We provide services that optimize business performance by providing fully-integrated eBusiness Solutions to Fortune 2000 companies. Focusing on two key practices, Web Services and electronic customer relationship management, or eCRM, e-Synergies provides businesses with a single source of back-end Web technology, front-end design, and eCRM campaigns. E-Synergies' strategic Web services offers clients a Core Product Suite that is made up of core modules that solve the most common problems in developing E-Commerce applications; and e-Synergies offers complete eCRM services to drive customer relationships and to better monotize the Web properties it creates for its' clients. e-Synergies solutions have been successfully implemented in a wide range of industries, including, media & entertainment, hospitality, retail, automotive, packaged goods and publishing. Current clients include CBS, Hilton, Castrol, Mazda, MTV, CNN/Sports Illustrated Interactive, Starbucks, Thomas Cook, and JC Penney. e-Synergies' goal is to be the industry leader in providing integrated eBusiness solutions to Fortune 2000 companies.

E-Synergies, Inc.'s mailing address is 3 Corporate Plaza, Newport Beach, California 96265. The telephone number of its principal executive office is
(949) 219-0169.

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

     THE INDUSTRY

The Web services market represents a powerful and expanding opportunity that is projected to grow Worldwide from $27 billion in 2001 to $68 billion in 2005 according to IDC. The U.S. alone represents over 45% of this market opportunity. As Fortune 500 and Global 2000 companies address the need for profitable growth, technology projects are increasing in size and complexity. e-Synergies should benefit from the trend to outsource these projects to companies with a proven track record in successful technology development.

Businesses are increasingly in need of strategic applications that enable them to expand the number of end-users, foster loyalty and provide personalized, one-to-one communications. By 2004 Gartner Group projects the digital marketing industry to grow to over $66 billion. Leveraging its proprietary eCRM technology and strong industry experience e-Synergies is in a unique position to capture market share and encourage additional business from its existing customers.

As the Internet grows, advertisers and marketers have the opportunity to reach broad, global audiences. Jupiter Communications estimates that spending for advertising on the Internet in the United States will increase from approximately $1.9 billion in 1998 to $7.7 billion by 2002, representing a compound annual growth rate of 42%. The Direct Marketing Association has estimated that spending on Internet direct marketing to consumers will grow from an estimated $224 million in 1998 to $2.0 billion in 2003, representing a compound annual growth rate of 55%. Due to the growth in the number of Web users, the interactive nature of the Web and the Web's global reach, advertisers and marketers are increasing their use of the Internet to promote their products, services and brands.

e-Synergies provides technology-based e-marketing services that enable companies to deliver customized online marketing messages. e-Synergies provides marketers with an Application Service Provider (ASP) e-marketing solution that is fully integrated, affordable and user friendly to help clients grow market share, increase customer revenue and improve customer retention. e-Synergies' comprehensive suite of tools will analyze customer behavior, deliver targeted and personalized e-marketing campaigns and measure customer response for use in future campaigns. These solutions enable marketers to optimize all of their marketing programs including rich media e-mail, site personalization, direct mail and other promotional activities.

The market for technology-based e-marketing products and services is highly competitive, evolving and subject to rapid technological change. The current competitive landscape is occupied with high-end, high-priced client server based software. e-Synergies distinguishes itself from competitors by delivering proprietary technology that provides marketers with a Web-based e-marketing solution that is fully integrated, cost-effective and user friendly. e-Synergies further distinguishes itself through its' ability to provide complete interactive marketing services to assist businesses in developing innovative ways to implement our technology-based e-marketing solutions.

     THE E-SYNERGIES SOLUTION

e-Synergies delivers a complete enterprise level solution for Fortune 2000 businesses pursuing an e-strategy. Focusing on three key practices, Web Services, eCRM, and e-marketing, e-Synergies provides businesses with a single source of back-end Web technology, front-end design, and eCRM campaigns. Two subsidiary companies drive these critical practices for e-Synergies: Xceed - Web Services, and Salesmation.com.

We recently completed an acquisition of e2 Communications, Inc., which was pending and not closed by August 31, 2001. With offices in the United States and Europe, Dallas-based e2 Communications is a leading provider of automated e-mail driven eCRM solutions that enable companies to acquire, track, target and retain customers. e2 offers the most complete e-mail driven eCRM solution available and features two industry leading capabilities: (1) an integrated closed-loop e-marketing platform that combines data capture, messaging fulfillment, analysis and reporting in a hassle-free hosted environment; and
(2) Intelligent e-mail campaigns that drive outstanding response rates through a powerful combination of highly individualized messaging, visually engaging rich media, and viral interactivity. Annual volume exceeds 1 billion email transactions. e2 Communications, Inc. is a Plano, Texas based Company. Formed in October of 1997, originally as e2 Software, e2 began development of a product known as SalesOffice that was the forerunner of our existing product offering.

As of August 31, 2001, we forfeited 11 percent of our stock ownership of CommerceSWITCH due to lack of payment under the acquisition agreement, and we retain 40 percent of CommerceSWITCH as an investment.

     E-SYNERGIES XCEED, INC.

Acquisition of Assets

On July 19, 2001, the United States Bankruptcy Court for the Northern District of Illinois (the "Court") approved the purchase by e-Synergies, inc. ("e-Synergies") of substantially all the operating assets (the "Acquired Assets") and the assumption of certain liabilities (the "Assumed Liabilities") of Worldwide Xceed Group, Inc. ("Worldwide Xceed"), a debtor-in-possession in case number 01-15553 filed under Chapter 11 of Title 11 of the United States Code. The parties effected the purchase pursuant to that certain Asset Purchase Agreement (the "Purchase Agreement" a copy of which is attached as Exhibit 1), dated July 3, 2001.

Immediately upon the Court's approval of the purchase and pursuant to that certain Assignment and Assumption Agreement between e-Synergies and e-Synergies Xceed, Inc. ("Xceed"), a wholly-owned subsidiary of e-Synergies, dated July 19, 2001, e-Synergies assigned all of its right title and interest in the Acquired Assets to Xceed and Xceed assumed and agreed to pay the Assumed Liabilities of e-Synergies.

The common stock of Worldwide Xceed previously traded on the Nasdaq under the "XCED" symbol. Trading was halted on or about May 1, 2001 and the securities were dropped from quotation on The Nasdaq National Market on or about May 4, 2001. Worldwide Xceed previously operated as a management and computer software consulting provider, helping companies to develop e-commerce and e-business solutions, and improve business performance through more effective and efficient communication tools, techniques and technologies.
The Acquired Assets include: (1) certain intellectual property, including but not limited to domain names, trademarks (both pending and allowed) and copyrights; (2) certain personal property, including but not limited to client, customer and advertiser lists, office equipment, furnishings and computer equipment; (3) certain outstanding accounts receivable with an aggregate stated value of approximately $2,866,000; (4) certain rights to receive payment for services rendered to customers but not yet billed with an aggregate stated value of approximately $1,047,000; (4) certain assigned contracts, including contracts for the continuation of services for ten customers; (5) certain employee covenants, including but not limited to non-disclosure, confidentiality and non-solicitation agreements; and (6) all books and records pertaining to the assets acquired by e-Synergies.
Several customers whose contracts were assigned, as described in (4) above, are CBS Entertainment, a division of CBS Broadcasting, Inc., Hilton Hotels Corporation, Herman Miller RED, and Castrol North America, Inc. A complete list of the assigned contracts is included as an exhibit to the Purchase Agreement.

The Assumed Liabilities include: (1) certain specifically identified trade accounts payable, accrued expenses and other liabilities, which collectively equal approximately $123,000; (2) certain accrued salaries and wages relating to employee services for a portion of the July 15 payroll period and in an amount equal to $97,925; (3) certain accrued vacation benefits of employees transferred to e-Synergies in an amount approximately equal to $322,000; (4) certain obligations, including cure amounts, related to above mentioned assigned contracts, including most prominently the leases for office space in Chicago, Dallas and Los Angeles; and (5) a restructured financing facility with Spherion Corporation with a face amount equal to $4,000,000. The accrued salaries and wages assumed by e-Synergies was increased to an aggregate of approximately $310,000 as a result of e-Synergies agreeing to fund forty percent (40%) of Worldwide Xceed's July 15 payroll, since the closing of the acquisition did not occur until July 19.

The consideration paid by e-Synergies to Worldwide Xceed at the closing of the acquisition (the "Closing"), in addition to the assumption of the above-described Assumed Liabilities, was equal to $1,750,000 in cash, and $559,620.24 in the form of a promissory note issued by e-Synergies in favor of Worldwide Xceed. The promissory note is due on or before August 15, 2001, bears interest at the rate of eighteen percent (18%) per annum, and is secured by a security interest in all of the Acquired Assets. The amount of consideration paid by e-Synergies resulted from arms length negotiations between executive management of e-Synergies and executive management of Worldwide Xceed, as well as approval by the secured creditors of Worldwide Xceed and the Court.

To obtain Spherion Corporation's approval of the purchase, e-Synergies also agreed to make an advance payment at Closing of $1,000,000 in cash to Spherion Corporation, causing the face amount of the restructured financing facility with Spherion Corporation to be reduced to $3,000,000 immediately following such payment. The portion of the financing facility that remains outstanding is secured by the accounts receivable related to services already rendered to customers, whether billed or unbilled, and acquired by e-Synergies pursuant to this transaction. Any receivables relating to services rendered after the acquisition are not subject to the terms of the financing facility.

e-Synergies, through Xceed, maintains and operates the acquired assets, with the transferred employees and the assigned client contracts, as a separate sustainable business that compliments the services and products offered by e-Synergies' other subsidiaries. The costs associated with the Acquired Assets, Assumed Liabilities and transferred employees will be closely examined with a purpose toward eliminating duplicative roles and expenses and reducing non-duplicative expenses, while maintaining the company's client service and revenue generation capabilities.

e-Synergies borrowed $3,000,000 from five persons to effect the transaction to acquire the assets of Worldwide Xceed. Market Strategems, Inc. loaned $150,000 (the "Strategems Loan"), Suprafin, Inc. loaned $1,100,000 (the "Suprafin Loan"), Hitechcafe.com loaned $1,000,000 (the "Hitech Loan"), Steven and Linda Eichberg loaned $300,000 (the "Eichberg Loan"), and First International Bank loaned $450,000 (the "Bank Loan"). The Strategems Loan bears interest at the rate of seven percent (7%), is due in three years, and is unsecured. The Suprafin Loan bears interest at the rate seven (7%), is due in three years, and is unsecured. The Hitech Loan bears interest at the rate of ten and three-quarters percent (10.75%), is due in sixty days, and is secured by a blanket lien on all the assets of e-Synergies. The Eichberg Loan bears interest at the rate of ten and three-quarters percent (10.75%), is due in sixty days, and is secured by a blanket lien on all the assets of e-Synergies. Bank Loan bears interest at the rate of seven percent (7%), is due in three years, and is unsecured. Collectively these five loans are referred to herein as the "Loans."

Business of Xceed

Xceed is a Web Services firm that builds eBusinesses through a fusion of internal and external business strategy, creative development, marketing and technology. Xceed works with clients to develop and implement e-business strategy for profitable growth. Xceed has experience in developing visual and interactive content and creating online brand campaigns that enhance and extend its clients' relationships with their customers. The Company's technical professionals perform system integration and administration service for clients using proprietary and industry software products such as Broadvision, ATG, Open Market and Vignette. Xceed won InternetWeek's "Best eBusiness in the Nation" award in June 2001 for its work on Hilton and Herman Miller.

Xceed designs digital solutions that allows its clients to compete more effectively in today's economy. Xceed integrates strategy, creative design, marketing, and technology to provide complete, customer-specific solutions that accelerate the development of e-business, helping enterprises increase shareholder value and develop new ways of working. Xceed works with clients to develop and implement e-business strategy for profitable growth. Xceed has experience in developing visual and interactive content and
Creating online brand campaigns that enhance and extend its clients'
Relationships with their customers.   By translating strategic, creative and
business requirements into sophisticated and functional technology platforms, Xceed is able to deliver e-commerce platforms, customer relationship management systems, sales automation systems, electronic markets and exchanges, Internet and intranet portals, as well as the implementation of enterprise middleware and integration of Internet solutions with legacy systems.

                                 SALESMATION.COM

Salesmation.com is a technology-based e-marketing company that provides:

* Affordable, easy-to-use Web-based e-marketing tools

* Turn-key interactive marketing services

Data and e-mail list services

Salesmation has two wholly-owned subsidiaries, M Ltd. (M2) and Dotcom Ideas, Inc. (Dotcom). M , a Maryland corporation, mainly provides language translation services to companies that market computer software, hardware, websites, and other services to multiple-language customer bases. Dotcom, a Delaware corporation, is an investment company with investments in the computer, technology, and finance industries in the United States and South Africa.

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

Products and Services

Salesmation.com's technology-based e-marketing services encompass e-mail marketing management, campaign planning and execution, campaign message management and campaign analysis. Our tools can be delivered individually or as a suite of services and are principally priced based on cost per thousand impressions and available on a monthly subscription plan or pre-pay discount plan.

Salesmation.com will initially launch three core technology-based e-marketing tools targeted for use by small to mid-sized businesses. Salesmation.com will provide marketers with an Application Service Provider (ASP) e-marketing solution that is fully integrated, affordable and user friendly to help clients grow market share, increase customer revenue and improve customer retention. A comprehensive suite of tools will analyze customer behavior, deliver targeted and personalized e-marketing campaigns and measure customer response for use in future campaigns. eMessage Mailer( lets a client personalize and customize the selling message to each of their individual customers using rich-media templates. eCampaign Manager( integrates and transforms online and offline customer information into actionable e-marketing insights, which enables marketers to build powerful marketing campaigns. This will help maximize the most important business drivers of Web sites: visitor acquisition, customer conversion, and customer retention. eCampaign Manager delivers a closed-loop solution that is designed to ensure that the right message or offer, is presented to the right customer, delivered through the right channel, and communicated at the right time. eCampaign Plus!( is everything that's in eCampaign Manager plus a powerful rules engine that gives clients the power to deliver precisely targeted marketing campaigns based on an unlimited combination of offline demographics and online click stream data.

Salesmation.com also provides clients with two additional services. The first, interactive marketing services provide marketing consulting, creative services and copy writing to enhance or compliment the tool offering. The second service, data and e-mail list services, allows clients to acquire new customers through opt-in e-mail campaigns. Together, the technology-based products, the interactive marketing services and the data and e-mail list services will provide an integrated, simple solution to marketing on the Internet.

Differentiation

Salesmation.com anticipates that it will be a disruptive force in the Web based e-marketing landscape. The majority of the competitive set is focused on high-end, high-priced complex solutions. Salesmation.com is radically altering the e-marketing paradigm by releasing the industry's first affordable, accessible and easy-to-use integrated online marketing service that is targeted for broad use by small to mid-sized businesses.

Cost Effective Price.

By minimizing the need for the intervention of programmers and technical support representatives, the Salesmation.com one-to-many ASP model allows for an extremely competitive subscription based and pre-paid discount pricing plans. These pricing structures enable companies to open accounts with minimal risk.

High Accessibility.

Offering the Salesmation.com suite of tools as a Web-based application service allows companies to sidestep a number of the costs and concerns associated with client-server based e-business applications, including those related to hardware requirements, server load, planning, implementation, integration time and scalability. By eliminating back-end integration and by emphasizing object-oriented functionality, Salesmation.com is able to simultaneously serve thousands of clients with its state of the art server infrastructure.

User Friendly.

Without the necessity for back-end integration and with an intuitive graphical user interface, the Salesmation.com suite of tools can be easily put to work. This enables employees with limited technical expertise, such as sales reps and marketers, to master the products.

Unique Services.

Salesmation.com clients are able to serve personalized marketing messages stylized with creative ads chosen from thousands of unique, pre-created rich-media templates, enabling them to launch innovative and attention-grabbing marketing campaigns. Additionally, Salesmation.com provides turn-key interactive marketing services from strategic consulting to creative execution. And of course Salesmation.com provides data and e-mail list services for clients seeking new ways to use the Web Based e-marketing tools.

Closed-Loop Solution.

By intelligently integrating best-of-breed and proprietary technology into a closed loop solution, Salesmation.com can help businesses develop an invaluable 360-degree view of the customer. By using the powerful rules engine technology and combining online data with offline data, clients can gain a complete picture of a customer and can better provide relevant communication messages.

Globalized E-Marketing.

Salesmation.com is building a globalized infrastructure to provide e-marketers with the tools and services to deliver marketing messages globally. The Company's relationship with M Limited, a sister company, will enable Salesmation.com to offer its services in multiple languages. Additionally, Salesmation.com clients will be able to serve all communications in those languages, allowing them to expose their offerings in a number of global markets.

Privacy.

Salesmation.com maintains and strictly enforces a rigorous privacy policy, which explicitly affirms the Company's commitment to maintaining the security and privacy of client information, as well as all consumer profile information handled by Salesmation.com applications. Furthermore, Salesmation.com is a member of the Direct Marketing Association, and fully adheres to the organization's Privacy Promise Compliance Guide.

Partnerships

Salesmation.com believes in delivering business advantage through partnership and our commitment to providing dynamic e-marketing solutions to the marketplace is relentless. True to that spirit, the company is forging unique, strategic relationships with an elite core of industry partners. Together, with partners, Salesmation.com strives to help customers win in the Internet era by creating comprehensive best-of-breed solutions.

Acxiom

The Acxiom InfoBase is the largest collection of U.S. consumer, business and telephone data available in one source for database or file enhancement, analytical services and list rental. The combination of the Acxiom comprehensive market data with Salesmation.com's online click stream and purchase behavior enables highly targeted and personalized communications to consumers.

Blaze Software

Blaze Software is a leading provider of rules-based e-business software enabling adaptable and personalized interaction that is consistent across all contact points. The Blaze Advisor Innovator gives business managers the power to create and change business logic using familiar terms. By combining Salesmation.com and Blaze technology, marketers can easily personalize e-marketing campaigns using business rules that drive relevant customer product recommendations, promotions, and up-sell/cross-sell opportunities.

NetCreations

NetCreations is the largest network of high-quality, targeted opt-in email addresses on the Internet with more than 3,000 topical lists and 10 million names. Combined with Salesmation.com's rich-media technology, it provides clients powerful acquisition e-marketing campaigns.

Business Strategy

Expand Technology-Based Product Offerings.   Our underlying Technology-based
product architecture enables Salesmation.com to develop new products and enhancements rapidly. The Company will continue to invest in research and development to expand the Technology-based product offerings in the e-marketing solutions market. Salesmation.com utilizes a customer-driven development cycle, focused on identifying current and future e-business requirements, through customer feedback loops and frequent customer meetings. Salesmation.com intends to continue to work closely with other application, technology and system integration companies to identify other opportunities to expand our product offerings.

Deliver Affordable, Accessible and Easy-to-Use Web-Based Products.

By leveraging the flexibility of an application service provider (ASP) environment Salesmation.com can deliver cost efficient Web-based tools. The graphical user interface (GUI) will be designed to deliver intuitive products that will enhance the user experience.

Expand Interactive Marketing Services and Data and E-Mail List Services Groups.

The Salesmation.com Interactive Marketing Services and Data and e-mail list services groups are important to ensure our customers' success and to drive increased sales. The professional services assist businesses in developing innovative ways to implement our technology-based e-marketing solutions, leading to increased adoption of our products.

Target Small to Mid-Sized e-Commerce Companies.

Salesmation.com can provide significant benefits to small to mid-sized companies that require e-mail marketing management, campaign message management and campaign analysis. The Company also intends to target companies that rely on the Internet to conduct electronic commerce. These constituencies are targeted through advertising and marketing, the direct sales force, business development teams and international sales offices.

Create Alliances with Advertising Agencies.

Salesmation.com intends to create alliances with traditional advertising agencies to extend our direct sales efforts. The Company will provide agencies with critical e-marketing technology expertise, which Salesmation.com believes will accelerate our penetration of medium-sized corporate clients.

Maintain Technology Differentiation.

Salesmation.com believes that our technology is a key competitive differentiator. Our technology platform enables us to efficiently deploy services that give our clients innovative marketing capabilities while providing the ability to integrate on-line and off-line customer information into targeted online messages in real time. Our architecture enables our services to scale geographically across the Internet and can manage a large number of transactions at any given time.

Enhance Sales Capabilities.

through Marketing and Business Relationships.   Salesmation.com plans to
broaden our existing marketing and business relationships with companies such as Blaze Software, iLux, Net Perceptions and Acxiom, and to build relationships with additional companies for our campaign and message management capabilities. The Company is seeking to work with traditional and interactive advertising agencies, online ad serving companies, ad publishing representatives, Web development and consulting firms, business application companies and systems integrators. Our objective is to establish alliances with these companies and accelerate our sales penetration into clients that would benefit from our services. In addition, the Company expects to develop and manage affiliate and sponsorship programs that generate shared revenues derived from prospective e-commerce-based services.

Deliver Flexible Online Marketing Solutions.

Salesmation.com believes that online marketers will increasingly demand greater flexibility and accountability in their marketing programs. Because the Company can unbundle our technology-enabled tools and services, our services can be deployed together with the capabilities offered by some other advertising and technology providers. This flexibility creates enhanced revenue opportunities and accelerates market adoption of our services and technology by targeting clients interested in unbundled elements of our services.

Build an International Presence.

Salesmation.com plans to expand our capabilities and presence internationally in order to capitalize on the global reach of the Internet. The company also believes there is a significant opportunity to provide our services to companies based outside of the United States that require technology-enabled marketing services tailored for their local markets. By leveraging the core-competency of our sister company M Limited; Salesmation.com will have the capability to affordably create international marketing modules that permit multi-language message management.

Product and Service Offerings


Salesmation.com's technology-based e-marketing services encompass e-mail marketing management, campaign planning and execution, campaign message management and campaign analysis. Our tools can be delivered individually or as a suite of services and are principally priced based on cost per thousand impressions and available on a monthly subscription plan or pre-pay discount plan.

Salesmation.com will initially launch three core technology-based e-marketing tools targeted for use by small to mid-sized businesses. Salesmation.com will provide marketers with an Application Service Provider (ASP) e-marketing solution that is fully integrated, affordable and user friendly to help clients grow market share, increase customer revenue and improve customer retention. A comprehensive suite of tools will analyze customer behavior, deliver targeted and personalized e-marketing campaigns and measure customer response for use in future campaigns. eMessage Mailer( lets a client personalize and customize the selling message to each of their individual customers using rich-media templates. eCampaign Manager( integrates and transforms online and offline customer information into actionable e-marketing insights, which enables marketers to build powerful marketing campaigns. This will help maximize the most important business drivers of Web sites: visitor acquisition, customer conversion, and customer retention. eCampaign Manager delivers a closed-loop solution that is designed to ensure that the right message or offer, is presented to the right customer, delivered through the right channel, and communicated at the right time. eCampaign Plus!( is everything that's in eCampaign Manager plus a powerful rules engine that gives clients the power to deliver precisely targeted marketing campaigns based on an unlimited combination of offline demographics and online click stream data.

Technology-Based Products

Selling on the Internet doesn't have to be difficult - Salesmation.com offers the most comprehensive solution to Internet marketing. Salesmation.com gives clients the tools to analyze, target, personalize, advertise and then measure the results in one easy-to-use, highly affordable package. Salesmation.com is an integrated suite of easy-to-use, Web-based e-marketing tools that can be accessed from anywhere, any time - 24 hours a day, seven days a week. Salesmation.com is an Application Service Provider (ASP) so there's no software, downloads or upgrades - ever. Three tools make up the initial Salesmation.com suite:

- eMessage Mailer - Personal interaction is the key to successful selling - It's just that simple. eMessage Mailer lets a client personalize and customize the selling message to each of their individual customers. A large stable of professionally created rich-media templates are available, or clients can have Salesmation.com create a custom template. All sent e-mails are tracked to provide a variety of detailed reporting items.

  Features

* Simple-to-use rich-media e-mail templates
* Personalize e-mail greetings and salutations
* eMessage Control Center lets you see all your e-mail reports easily and quickly
* Line-item list editing
* All e-mails can be uploaded in most standard file formats
* Instantly accessible from any browser location
* eMessage Mailer is a totally Web-based application service provider (ASP) format
* All data is hosted on Salesmation.com secure servers
* Support for multi-targeted global e-mail marketing messages

- eCampaign Manager - Internet customers are a moving target. eCampaign Manager not only helps turn browsers into buyers - it also works to keep them coming back again and again. Automatically, eCampaign Manager converts analysis into action. Using information taken from customer's Web site, banners, pop-up billboards and e-mails are converted into effective, targeted selling tools.

  Features

* Automates the delivery of personalized, targeted and dynamic e-mail campaigns
* Easy-to-use, intuitive templates
* Over 100 pre-configured marketing segments - unlimited number of custom marketing segments
* Flexibility allows clients to precisely target any segment of visitor from their Web site traffic reports
* Serves custom pop-up billboards and banners on the Web site based on the visitor behavior
* Recognizes registered and unregistered visitors
* eCampaign Control Center allows client to select the dates, times and rotation cycle of their campaigns and even manually adjust scheduling after launch
* Reports all campaign statistics such as total impressions served and click-thorough percentage
* Simple to use - no learning curve

- eCampaign Plus! - Everything that's in eCampaign Manager plus a powerful rules engine that gives clients the power to deliver precisely targeted marketing campaigns based on an unlimited combination of offline demographics and online click stream data.

  Features

* Allows a client to build their marketing logic into marketing campaigns
* Expands marketing segments with the use of extensive off-line data, and filtering rules.
* Automatically fires rules based on off-line and on-line data
* Easy-to-use interface

Interactive Marketing Services

Interactive marketing services are available to clients seeking the strategic and creative support needed to integrate and optimize their marketing efforts, both within the scope of their Salesmation.com campaigns and beyond. These services focus on the following areas:

* Strategy - Salesmation.com e-marketing strategy specialists can help clients identify and reach their target audiences and optimize their use of the Salesmation.com tools.
* Creative - Leveraging their collective experience in graphic design, Flash development, Web design and rich-media, the Salesmation.com creative team can artfully tailor the look, feel, and sound of an e-mail, banner or billboard campaign according to the client's guidelines.
* Copyrighting - Clients may also leverage the professional copyrighting expertise of our creative team to enhance the impact of their communication messages, improve click-through rates, and increase ROI.

Data and E-Mail List Services

A natural complement to the customer retention solutions delivered by the Salesmation.com platform, the Company's data and e-mail list services enable clients to dramatically increase their customer acquisition rates through effective direct e-mail marketing. After working with the client to identify the desired target audience, Salesmation.com leverages industry relationships and strategic partnerships to acquire the most highly targeted, third-party e-mail lists available. The use of each list is sold to the client on a cost-per-mailing basis. In HTML and rich media campaigns, clients may also leverage creative and copyrighting services, as well as the Company's e-mail tracking service, which generates useful reports on click-through rates, open rates, and bounces.

Salesmation.com has begun to develop relationships to co-op database for small-to-mid-size businesses. By providing Salesmation.com with a their customer lists, and allowing other non-competitive businesses to rent these lists, Salesmation.com will be providing a valuable tool by networking these companies. Salesmation.com will build and manage this database, collecting a fee every time a name is used. In addition, Salesmation.com will provide valuable profile data through the use of enhancement data from Acxiom.

Salesmation.com has also begun to work aggressively to build a proprietary e-mail database. This database product will have both a B2B and B2C component and will be developed from a multi-prong marketing approach. Through the use of e-mail marketing to prospects and banner advertising by Salesmation.com, all respondents will be added into a marketing database (MDB) that in turn can be rented to non-competitive businesses. Names will also be added from our Guest Registrants and Customer MDB. We expect to rent this list at $200 per thousand names used, with a minimum order of 5,000 names ($1,000 minimum). In addition, Salesmation.com will develop a B2C list from sweepstakes promotions and will be able to provide lifestyle interest and demographic characteristics as data selects when renting this list. The target rental rates for these lists are

$175 - $250 per thousand.

Sales and Marketing

e-Synergies will utilize proven sales and marketing strategies to build awareness, drive traffic, create customer relationships and build industry credibility. E-Synergies will distinguish itself from competitors by providing small to mid-sized businesses with fully integrated, yet affordable and user friendly, Web-based e-marketing solutions. All e-Synergies tools allow users to utilize professionally created rich-media templates, personalizing and detailed ROI tracking. The products and services are designed to be an integral part of a client's marketing mix to convert Web browsers into buyers. Our e-marketing tools focus on the most important business drivers of Web sites: visitor acquisition, customer conversion, and customer retention.

Salesmation maintains a global network of resellers in North and South America as well as South Africa.

Marketing Plan

* To Create national awareness of Salesmation.com within small to mid-sized businesses and with marketing and advertising agencies
* To position E-Synergies as simple to use, affordable, technology-based e-marketing services
* To create and build strong customer relationships and loyalties, using cross marketing and traditional sales techniques to expand current customer usage

Promotion Strategy

* Generate sales leads and awareness in target markets by exhibiting at trade events and conferences
* Pursue an aggressive speaking schedule (leading conference sessions, sitting on discussion panels, speaking at industry events) for the key management team on the topics of e-marketing
* Partner with interactive associations such as Society for Internet Advancement to generate grass roots interest in E-Synergies
* Stimulate trial by offering key Technology-based products at a discount for a limited time
* Proactively develop cross-sell and up-sell opportunities
* Develop and implement an incentive plan to stimulate referrals
* Actively post E-Synergies information on message boards

Public Relations Strategy

* Implement and maintain a national publicity program to position E-Synergies as a leader and credible expert on technology-enabled e-marketing

Product Development

Strategic Objectives

* Develop a modular, scalable platform on which new products can be developed and added in a timely manner.

* Develop using layers of abstraction to allow the integration of the E-Synergies products into partners or client IT infrastructure.
* Create the best technology and implementation available to our customers at an affordable cost.
* Implement in a platform-agnostic manner to allow the rapid adoption of emerging technology on any platform.
* Implement a component architecture that allows mixing and matching of products within the E-Synergies framework.
* Development a multi-project set of development resources (internally and externally) to provide for integration, product development, and product enhancement support
* Implement all technology, code, and architecture in a globalized manner to allow for rapid deployment in any language, anywhere in the world.

Technology

Our proprietary technology platform utilizes a Web-based server side application with both HTML and java based client modules. The advantages of deploying a "server side" application lie primarily in the ease with which product revisions and enhancements can be delivered to the client. The Company's centralized architecture eliminates the requirement to port, test and release a majority of the Company's system components on multiple hardware and software platforms. The production and application systems are maintained and run by Salesmation.com to ensure the highest level of reliability and service to the Company's clients. As a result, the Company can iterate new releases of technology quickly, resulting in time-to-market competitive advantages for its clients. For example, by simply calling up the Salesmation.com Web page, the user will always receive the latest version of the Company's Action Analysis capabilities.

In addition, user authentication and logins are handled through HTTP Secure Socket Layer protocol using a classical "User Name" and "Password" scheme. This ensures customer security and privacy. All electronic payment of services is handled through custom Active Server Page code with payment processing and verification handled through Card Services International. Our e-mail engine is custom developed and capable of multiple SMTP threads with throughput that can be load balanced across multiple UNIX Send-mail clients.

Competitive Advantages of Our Technology

Real Time.

Campaign customization and optimization occurs in or near real time. Our technology is structured to enable our clients to establish business rules which will automatically customize an advertising message in response to predefined events the moment, or shortly after, the event occurs. Real-time adjustments can also be made manually based on reports received during ongoing campaigns.

Flexibility.

Our platform is designed to be flexible, supporting both simple operations such as remote banner serving and click-through tracking and more sophisticated operations, such as return on investment tracking and automated feedback.

Marketing campaigns can be modified in real time automatically or manually, based on changes in the data stored in various objects. Our architecture is also designed to be open and compatible with most major business software applications and systems. Our technology also supports major industry standards for programming languages, operating systems and Internet protocols.

Scalability and Reliability.   Our architecture is designed to scale in
anticipation of increased transaction demand and the ability of our systems to process the transactions. Our technology is scalable by simply adding more servers to accommodate system data traffic. The application logic of our technology is designed to remain unchanged as the transaction volume grows. In addition, our technology uses automatic failure protection combined with fault tolerance, which allows campaign requests to be served even if one or more servers are down.

Ease of Install.

Salesmation.com does not require a maintenance investment from IT resources. On the client side, our tools, which operates from within a Web browser, uses a "wizard-driven" interface that makes its functionality easily available to non-technical users. Reports can be scheduled or generated on demand without the intervention of IT staff.

Flexibility to Comply with Privacy Standards.

Our technology is designed in anticipation of privacy concerns and is engineered to be compliant with both domestic and international privacy standards. Salesmation.com does not sell any personally identifiable data or anonymous user profile information.

Technical Support

Salesmation.com provides technical support throughout our Web site using "help" pop-up buttons and through an outsourced call support center. The call support center is a month-to-month agreement.

                                     PATENTS

We rely primarily on a combination of trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company enters into non-disclosure agreements with our employees, consultants and contractors. In addition, all contractors sign non-compete agreements.

We have trademarks pending for the following marks: Salesmation.com, eMessage Mailer, eCampaign Manager, eCampaign Plus!, eWeb Profiler, eSales Specialist, eXpert Marketer, eCustomer Connect, Action Analysis and Internet Sales Made Simple. Salesmation.com is preparing to file a Utility Patent and a Business Method Patent to protect technology and business methods that will be included in upcoming product releases. We own the web site domain names Xceed.com; Salesmation.com and e-Synergies.com.

                                   COMPETITION

The market for technology-based e-marketing products and services is highly competitive, evolving and subject to rapid technological change. The current competitive landscape is occupied with high-end, high-priced client server based software, although in the past few months several of the companies have added hosted options. Though most e-marketing solutions currently available in the marketplace share the common goal of increasing customer revenue and improving customer retention, they vary greatly in terms of functionality, the ability to easily deploy the solution, and price. Additionally, most of these companies do not offer interactive marketing services to provide strategic marketing consulting and creative support to help clients better utilize their technology products. e-Synergies distinguishes itself from competitors through proprietary technology that provides marketers with an easy-to-use, Web-based, cost-effective and fully integrated e-marketing solution. e-Synergies further distinguishes itself through its' ability to provide complete interactive marketing services to assist businesses in developing innovative ways to implement our technology-based e-marketing solutions. e-Synergies faces competition primarily in the following areas:

* Providers of e-marketing automation solutions, such as Annuncio, MarketFirst and Broadbase
* E-mail marketing service providers, such as Digital Impact, ClickACtion and Message Media.

                                    EMPLOYEES

As of August 31, 2001, e-Synergies had 3 employees; all administrative. Xceed had 89 employees, including 11 administrative employees, 7 in sales and marketing, and 71 technical employees. Salesmation had 5 employees. None of our employees are represented by a labor union or a collective bargaining agreement. We have only one written employment agreement with Theodore Marr, our Chairman and Chief Executive Officer.


ITEM 2. DESCRIPTION OF PROPERTY

e-Synergies and Salesmation have offices at 3 Corporate Plaza, #250, Newport Beach, CA. Xceed has principal locations at 11755 Wilshire Blvd., Los Angeles, California, 1409 South Lamar, Suite 1007, Dallas, Texas, and 41 East 11th Street, 11th Floor, New York, N.Y. e2 Communications has offices at 6404 International Pkwy, Suite 1200 Plano, TX and 14 The Green, Richmond, Surrey, United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal actions that have arisen in the normal course of business. The following is a listing of cases in which e-Synergies, Inc. is a defendant, which are required to be disclosed under generally accepted accounting principles:

On March 8, 2001, Optimum Networking filed suit against the Company alleging that it sold the Company computer equipment for which the Company did not pay the entire purchase price. Optimum Networking sought $41,651.99 plus interest, or repossession of the equipment, punitive damages, and attorneys' fees. On April 12, 2001, the Company answered the complaint by general denial. The Company negotiated a settlement and entered into a stipulation for entry of judgment that required the Company to pay to Optimum Networking the full amount sought over a period of eight months.

On February 26, 2001, Kforce.com filed suit against the Company alleging that at the Company's request it procured talent that was hired by the Company. Kforce.com alleged that the Company failed to pay its "finder's fee" of $10,400. Kforce.com sought $10,400 plus interest, and attorneys' fees. On April 12, 2001, the Company answered the complaint be general denial. The Company negotiated a settlement and entered into a stipulation for entry of judgment that required the Company to pay Kforce.com the full amount sought in equally monthly payments over a period of six months.

On July 9, 2001, Lucas Associates, Inc. filed suit against the Company alleging that at the Company's request it procured talent that was hired by the Company. Lucas Associates, Inc. alleges that the Company failed to pay its "finders fee" of $16,500. Lucas associates seeks $16,500 plus interest, and attorneys' fees. On August 8, 2001, the Company answered the complaint by general denial. The Company has meritorious defenses and intends to contest this matter vigorously.

On August 27, 2001, Technology Ventures, LLC and Matthew Schilowitz filed suit against the Company alleging that the "Consulting Agreement" between Technology Ventures and the Company was breached and that Technology Ventures has been damaged in the amount of $45,000 plus interest and attorney's fees. In November, the Company answered in the complaint by general denial. The Company has meritorious defenses and intends to contest this matter vigorously.

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


PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

e-Synergies' Common Stock was quoted on the over-the-counter bulletin board under the symbol "RCVR" from November 7, 2000 through December 6, 2000. Since December 7, 2000, it has been quoted on the over-the-counter bulletin board under the trading symbol, "ESYG." The high and low sale prices of our common stock were $3.95 and $.025, respectively, during fiscal year 2001. E-Synergies considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of August 31, 2001, there were 195 record holders of e-Synergies' Common Stock.

The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:

 Period Reported                      Average High Bid         Average Low Bid

  ---------------                     ----------------         ---------------
  Quarter ended December 31, 2000       $  3.11                   $ .025
  Quarter ended March 31, 2001          $  3.375                  $ .4375
  Quarter ended June 30, 2001           $  3.25                   $ .45
  Quarter ended August 31, 2001         $  3.95                   $ .60


The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions. Source of information: NASD Over-The-Counter Bulletin Board.

RECENT SALES OF UNREGISTERED SECURITIES

From July 3, 2000 through November 30, 2000, we issued 50,000 shares of our common stock to 35 persons at $0.50 per share, pursuant to our registration statement on Form SB-2.

On April 2, 2001, we issued 11,187,501 shares of restricted common stock to the shareholders of Salesmation.com, in order to effectuate the acquisition agreement of Salesmation. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated investors who had superior access to the financial records of the company; including 3,562,500 shares to Thomas Ronk and Dreamvest, a company in which Mr. Ronk has an interest; 1,625,000 shares to First International Ventures; 180,000 shares to Esta Viviers; and 2,651,981 shares to Opus International, LLC, a company in which former officer and director, Marcy M. Englebrecht, has an interest, and 3,249,070 shares to Salesmation employees, in exchange for services, pursuant to Section 4(2) of the Securities Act of 1933. Mr. Kensel is a sophisticated investor who had superior access to the financial records of the company.

In July, 2001, Steven Zipp was issued 500,000 shares as a loan fee, pursuant to
Section 4(2) of the Securities Act of 1933. Mr. Zipp is a sophisticated investor who had access to all corporate and financial information.

In July, 2001, Steve and Linda Eichberg were issued 125,000 shares as a loan fee, pursuant to Section 4(2) of the Securities Act of 1933. Mr. Eichberg is a sophisticated investor who had access to all corporate and financial information.

In August, 2001, Osborne International, a sophisticated investor, was issued 166,667 shares in exchange for consulting services, pursuant to Section 4(2) of the Securities Act of 1933.

In August, 2001, Jim Connolly was issued 100 shares in exercise of his option to purchase shares.

In August, 2001, Daily Financial.com, a sophisticated investor, was issued 5,000 shares in exchange for services, pursuant to Section 4(2) of the Securities Act of 1933.

In August, 2001, Madrid, a sophisticated investor, was issued 4,000 shares in exchange for consulting services, pursuant to Section 4(2) of the Securities Act of 1933.

e-Synergies borrowed $3,000,000 from five persons to effect the transaction to acquire the assets of Worldwide Xceed, and each loan is represented by a promissory note payable by us. Market Strategems, Inc. loaned $150,000 (the "Strategems Loan"), Suprafin, Inc. loaned $1,100,000 (the "Suprafin Loan"), Hitechcafe.com loaned $1,000,000 (the "Hitech Loan"), Steven and Linda Eichberg loaned $300,000 (the "Eichberg Loan"), and First International Bank loaned $450,000 (the "Bank Loan"). The Strategems Loan bears interest at the rate of seven percent (7%), is due in three years, and is unsecured. The Suprafin Loan bears interest at the rate of seven (7%), is due in three years, and is unsecured The Hitech Loan bears interest at the rate of ten and three-quarters percent (10.75%), is due in sixty days, and is secured by a blanket lien on all the assets of e-Synergies. The Eichberg Loan bears interest at the rate of ten and three-quarters percent (10.75%), is due in sixty days, and is secured by a blanket lien on all the assets of e-Synergies.

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

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of e-Synergies outstanding as of August 31, 2001, including those shares held in broker's street names, was approximately 195.

                                    DIVIDENDS

No dividends have been declared or paid on e-Synergies' common stock, and we do not intend to pay dividends in the near future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with E-Synergies, Inc.'s Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this Prospectus.

                              RESULTS OF OPERATIONS

Year ended August 31, 2001 as compared to year ended August 31, 2000.

We were incorporated on February 29, 2000 and reported no sales for the fiscal year 2000. Our revenues for the fiscal year ended August 31, 2001 totaled $2,503,404.

We have a net loss for the year ended August 31, 2001 of $1,634,442, compared to a net loss of $26,661 for the same period last year. The net loss is attributable to expenses incurred by the subsidiaries we acquired during the fiscal year and commencement of operations.

Operating expenses amounted to $25,861 for the year ended August 31, 2000 as compared with $2,554,636 for the year ended August 31, 2001. We attribute the increase in operating expenses to the acquisition of our subsidiaries during the fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2001, we had a working capital deficit of $4,090,159, as compared to a working capital deficit of $710. The difference is attributed to the acquisition of subsidiaries and the commencement of operations.

Net cash flows from operating activities was $(1,643,442). Net cash flows from Operating activities amounted to $(22,917)for the year ended August 31, 2000. The difference is attributed to the acquisition of subsidiaries.

Our current cash, cash equivalents and cash generated from operations are not sufficient to meet our obligations as they come due. Accordingly, we will require an additional substantial cash infusion to continue our operations. We are considering an asset sale or other comparable transaction as part of a financial restructuring. If we are unsuccessful in completing a strategic transaction, we may be required to cease operations, and our common stock may have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction, our common stock may nonetheless have minimal value.

Due to concerns regarding our ability to continue operations, customers and vendors are likely to decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. In that event, our net sales would further decrease, and our business will suffer significantly.

The audit reports accompanying our financial statements for the years ended August 31, 2001 and 2000 contain a qualification that certain conditions indicate that we may not be able to continue as a going concern. The financial statements do not contain any adjustments that might be necessary in such a case. The financial statements indicate that substantial operating losses account for this uncertainty. Many investment bankers and investors view companies with a "going concern" qualification as less desirable for investment. Accordingly, we will have a more difficult time raising equity capital or borrowing capital at all on favorable terms. Our suppliers might be less willing to extend credit. Our potential customers might be less willing to purchase our products and services if they believe that we will not be viable enough to provide service, support, back-up, and follow-on products when needed. Furthermore, we might be disadvantaged in recruiting employees who might be concerned about the stability of employment with us. Therefore, the "going concern" qualification can have severe adverse consequences on us.

                                   RISK FACTORS

WE ARE DEFENDANTS IN SEVERAL LAWSUITS WHICH, IF SUCCESSFUL, COULD FORCE US TO SEEK PROTECTION FROM THE BANKRUPTCY COURT.

Due to our limited working capital position, if we cannot successfully defend these actions, we may be forced to seek protection from the bankruptcy court. That circumstance would likely have a material and negative impact on the value of your investment.

WE ARE CURRENTLY ASSESSING THE DISCONTINUATION OF CERTAIN OF OUR BUSINESS LINES. THIS WILL RESULT IN OUR BEING A SMALLER COMPANY.

While a reorganization is expected to reduce our operating losses, it will also reduce the size of our operations and reduce our visibility in the e-business industry. Our reduced size could result in our being less competitive. It could also reduce the value of your investment.

WE HAVE A LIMITED OPERATING HISTORY.

We were incorporated in 2000, but did not commence operations until 2001. Since then, our business has been substantially refocused and is currently undergoing further assessment. Thus, we have a limited operating history upon which an evaluation of us can be based. Our prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. In addition, should we survive as a going concern in the near term, we will be subject to all of the risks, uncertainties, expenses, delays, problems and difficulties typically encountered in the growth of an emerging business and the development and market acceptance of new products and services. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in market acceptance of our products and services or that our efforts will result in such market acceptance.

WE MUST DO BUSINESS IN A DEVELOPING MARKET AND FACE NEW ENTRANTS. FAILURE TO MEET THE CHALLENGES OF NEW PRODUCTS AND SERVICES AND COMPETITORS WILL REDUCE OUR MARKET SHARE AND THE VALUE OF YOUR INVESTMENT.

The market for Internet products and computer software is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services. The diverse segments of the Internet market may not provide opportunities for more than one dominant supplier of products and services similar to ours. If a single supplier other than us dominates one or more market segments, our revenue is likely to decline and we will become a less valuable company.

BECAUSE WE LACK THE NAME RECOGNITION, CUSTOMER BASE AND RESOURCES OF OTHER COMPANIES PROVIDING INTERNET ACCESS AND OTHER INTERNET RELATED PRODUCTS AND SERVICES, WE MAY BE UNABLE TO COMPETE SUCCESSFULLY WHICH WOULD REDUCE OUR REVENUE AND THE VALUE OF YOUR INVESTMENT.

The markets for our products are intensely competitive and are likely to become even more competitive. Increased competition could result in:

     -    pricing pressures, resulting in reduced margins;

     -    decreased volume, resulting in reduced revenue; or

     - the failure of our products and services to achieve or maintain market acceptance.

Any of these occurrences could have a material adverse effect on our business, financial condition and operating results. Our products and services face intense competition from multiple competing vendors. Many of our current and potential competitors have:

     -    longer operating histories,

     -    greater name recognition,

     -    access to larger customer bases, or

     -    substantially greater resources than we have.

As a result, our principal competitors may respond more quickly than we can to new or changing opportunities and technologies. For all of the reasons stated above, we may be unable to compete successfully against our current and future competitors.

WE HAVE NO ASSURANCE OF MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES. IF WE ARE UNABLE TO RAISE MARKET AWARENESS OF OUR PRODUCTS AND SERVICES, WE MAY EXPERIENCE DECLINING OPERATING RESULTS WHICH WOULD DIMINISH THE VALUE OF YOUR INVESTMENT.

We are at an early stage of development and our earnings depend primarily upon market acceptance of our products and services. There can be no assurance that our development efforts will progress further with respect to any potential new services or that they will be successfully completed. In addition, there can be no assurance that our potential new services will achieve customer acceptance.

There can be no assurance that our services will be successfully marketed. In addition to our own direct sales force, we use value-added resellers and distributors to market our satellite products and services. There is no assurance that any distributor or other reseller will be successful in marketing our products.

LOSS OF KEY MEMBERS OF OUR SENIOR MANAGEMENT COULD ADVERSELY AFFECT OUR BUSINESS AND PROSPECTS.

Our success will be dependent largely upon the personal efforts of our President and Director, Thomas Ronk. The loss of his services could have a material adverse effect on our business and prospects. We have no life insurance on any of our officers. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense and there can be no assurance that we will be able to hire or retain qualified personnel. Any inability to attract and retain qualified management and other personnel could have a material adverse effect on us.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK RULES. YOU MAY HAVE GREATER DIFFICULTY SELLING YOUR SHARES.

The Securities Enforcement and Penny Stock Reform Act of 1990 applies to stock characterized as "penny stocks," and requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

The exceptions include exchange-listed equity securities and any equity security issued by an issuer that has

     - net tangible assets of at least $2,000,000, if the issuer has been in continuous operation for at least three years;

     - net tangible assets of at least $5,000,000, if the issuer has been in continuous operation for less than three years; or

     - average annual revenue of at least $6,000,000 for the last three years.

Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.

Our financial condition does not meet the above tests. Thus, trading in the common stock will be covered by Rules 15g-1 through 15g-6 and 15g-9 promulgated under the Securities Exchange Act. Under those rules, broker-dealers who recommend such securities to persons other than their established customers and institutional accredited investors must make a special written suitability determination for the purchaser and must have received the purchaser's written agreement to a transaction prior to sale. These regulations would likely limit the ability of broker-dealers to trade in our common stock and thus would make it more difficult for purchasers of common stock to sell their securities in the secondary market. The market liquidity for the common stock could be severely affected.

YOU COULD SUFFER DILUTION OF YOUR INVESTMENT IF SHARES ARE SOLD PURSUANT TO AN EQUITY CREDIT ARRANGEMENT, CERTAIN WARRANTS ARE EXERCISED, PREFERRED STOCK IS CONVERTED INTO COMMON STOCK, OR STOCK OPTIONS ARE EXERCISED.

As of August 31, 2001, we have a total of 16,415,457 shares of common stock outstanding. We have issued options and warrants to purchase approximately 4,000,000 shares of common stock. On November 15, 2001 the company completed the stock-for-stock acquisition of e2 Communications which will cause the issuance of an additional 6,400,000 shares of e-Synergies common stock and additional options as well. Issuance of any of these shares will dilute your interest in our company.

                         WE WILL PAY NO DIVIDENDS TO YOU

We have not paid, and do not expect to pay, any dividends on common stock in the foreseeable future.

MANY SHARES WILL BECOME ELIGIBLE FOR FUTURE SALE, WHICH MIGHT ADVERSELY AFFECT THE MARKET PRICE FOR THE SHARES.

As of August 31, 2001, there are approximately 14,355,457 shares of our common stock outstanding which cannot be sold on the public market. These shares will become eligible for trading at various dates in 2002. In addition, shares of common stock acquired pursuant to the e2 Communications acquisition will be eligible for trading at various dates in 2002. We are unable to predict the effect that sales of such shares may have on the then prevailing market price of the common stock. Nonetheless, the possibility exists that the sale of these shares may have a depressive effect on the price of our common stock.

ITEM 7.    FINANCIAL STATEMENTS:

E-Synergies' financial statements for the period August 31, 2000 and August 31, 2001 are included under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our quarterly financial statements on Form 10Q were reviewed by a different independent accountant. However, there have been no changes in the independent accountants who have audited our financial statements since inception.

PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Executive Officers of e-Synergies, and their ages, are as follows:


Name                     Age                Position
--------------           ---            --------------------------------

Theodore Marr            60               Chairman, Board of Directors and
                                          Chief Executive Officer

Tom Ronk                 33               President, Chief Operating Officer
                                          And Director

David Wheeler            37               Executive Vice President, Finance
                                          And Legal

Michael Piraino          48               Director

Esta Viviers             47               Director

Marcy M. Englebrecht     43               Director

Patrick Davis            35               Chief Executive Officer
                                   Xceed

Brendon Kensel           31               Chief Executive Officer
                                   Salesmation

Jim Connolly             37               Chief Technology Officer,
                                   Salesmation

Paul Schmidman           49               Chief Operating Officer,
                                   Xceed

Theodore Marr. Dr. Marr served as president and Chief Operating Officer of Inference Corporation. Prior to the founding of Inference, Dr. Marr served as Executive Vice President of Candle Corporation, US West, MSI International, and Far East Broadcasting Corporation. After founding Inference, Dr. Marr acted as the founder, Chief Executive Officer, and president of Portfolio Technologies, Inc., a network overflow and document management company. After the sale of Portfolio Technologies, Dr. Marr founded iLux Corporation, a provider of e-marketing enterprise software. Dr. Marr holds a Ph.D. in Media and Market Research, a B.S. in Physics and Mathematics, and has held teaching positions at the University of Iowa, University of Virginia, and the Chinese University of Hong Kong.

Tom Ronk.  Tom Ronk is the current President and Director of e-Synergies.
Mr. Ronk co-founded Salesmation.com in November of 1999 and has positioned the company to become a leading provider of comprehensive e-marketing solutions. Prior to developing Salesmation.com, Ronk helped build and served as CEO of HealthStar Corp, a publicly traded healthcare cost containment and national Preferred Provider Organization (PPO) with revenues in excess of $16 million. Ronk also funded and helped develop Physiciansite.com, an Internet healthcare company offering a Web portal for physicians, hospitals and insurance companies. After studying Electrical Engineering and Computer Science at the University of California San Diego, Mr. Ronk began his career as an Registered Representative at Transamerica, a $50 billion financial services company, where he worked from 1992-1998. Mr. Ronk has been featured as contributing analyst in a number of publications and television segments, including CNBC, MSNBC, CBS Marketwatch, RedHerring Online and Investor's Business Daily.

David L. Wheeler. Mr. Wheeler is a current Vice President , Finance and Legal, of e-Synergies. Mr. Wheeler has twelve years of professional experience in legal and finance. Mr. Wheeler was the Chief Financial Officer and General Counsel for Tivix, Inc. and as well as Link-Tech LLC. Prior to that, he practiced law with Taft, Stettinius and Hollister LLP. Prior to Taft, Mr. Wheeler was a tax consultant with Arthur Andersen LLP. He holds a JD from the University of Cincinnati College of Law and a BS in Accounting from the University of Vermont. Mr. Wheeler is licensed to practice law in the State of Ohio and is a Certified Public Accountant, licensed in the State of Illinois.

Michael A. Piraino. Mr. Piraino is a director of e-Synergies since December 14, 2000. Since March 2001 he has served as President and Chief Operating Officer of Enfrastructure, Inc. From April, 2000 he served as the Chief Executive Officer of Emergent Information Technologies, Inc. From December 1998 to April, 2000, he was employed as President and Chief Operating Officer of Emergent Information Technologies, Inc. From January, 1996 through December, 1998, he served as Executive Vice President of Data Processing Resources Corporation. From October, 1994 through January, 1996, he served as Executive Vice President and Chief Development Officer of UROHEALTH Systems, Inc. From July, 1993 through October, 1994, he was employed as the Senior Vice President and Chief Financial Officer of Syncor International Corporation. From May, 1989 through July, 1993, he was employed by Total Pharmaceutical Care, Inc. as its Senior Vice President and Chief Financial Officer. From November , 1986 through May, 1999, he served as Senior Vice President, Finance and Administration of Lorimar Home Video. From January 1984 through November, 1986, he was employed as the Vice President Controller or Winn Enterprises. From September, 1975 through January, 1984 he was employed by Deloitte & Touche in various positions, culminating in Senior Audit Manager. Mr. Piraino holds a B.S. in Accounting from Loyola University, 1975, is a certified public accountant, and member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Esta Viviers. Ms. Viviers served as the Chief Financial Officer and Director of e-Synergies, Inc. from December 14, 2000 through October, 2001. Since January, 2000, she has served as Chairperson of the Board of Trustees of Bolder Investments Trusts, in South Africa. From April, 1980 through December, 1999, she was employed by Sage Group, a financial services company listed on the Johannesburg Stock Exchange; where she held positions as branch manager at Sage Life, Ltd. from 1988 to 1993; the head of Business Process Reengineering and Corporate Restructuring for the Sage Group from 1994 to 1995; the head of Organizational Development for the Sage Group from 1995 to 1996; and set up the Sage Educational Trust from 1997 to 1998. From 1997 t0 1999, she was head of Corporate Broker Sales for Sage.

Marcy M. Engelbrecht. Ms. Engelbrecht served as a director of e-Synergies from December 14, 2000 through October, 2001, when she resigned from the board of directors. She acted as the Secretary and president of e-Synergies from December 14, 2000 December 31, 2000. She has also served as the Managing Member of Opus International, LLC, from 1996 to the present date. From 1984 through 1996, she was the Chairman of Champion Financial Corporation. From 1984 through 1995 she was managing partner of the Law Offices of Marcy M. Engelbrecht. From 1981 through 1984, she was employed by the law firm of Wilkie, Farr & Gallagher, in New York, New York, as an attorney. From 1979 through 1981, she was employed as an attorney for the firm of Wienberg & Green, in Baltimore, Maryland. From 1977 through 1979 she served as an attorney for the American Petroleum Institute in Washington, D.C. From 1976 through 1977, she was employed by Akin, Gump, Strauss, Hauer & Seld as an attorney. From 1975 through 1976, she was an attorney for the firm of Morgan, Lewis & Bockius in Washington, D.C., and from 1973 through 1975 she served as a law clerk in the United States Attorney's Office in Washington, D.C. Ms. Engelbrecht holds a B.A., cum laude, from the University of Pennsylvania, 1972, a J.D. from Georgetown University Law Center, 1975, and a Masters in Law from Georgetown University Law Center, 1979. She has served on the boards of the Women's Institute of the College of Notre Dame, The Washington Ballet, The Baltimore Zoological Society, and The Leadership of the Greater Baltimore Committee.

Patrick Davis. Mr. Davis is the current Chief Executive Officer of Xceed, a position which he held before the acquisition of Xceed. Prior to Xceed, Mr. Davis held various positions with Wang Laboratories during his 18 years with the company. After leaving Wang, he founded and sold GPS Technology, Inc., a telecom software company. Mr. Davis has held senior management positions with other high-tech companies, inclding Symmetricom Inc. and iLux Corp. He is experienced in world-wide sales and marketing practices, including Europe and Asia. Mr. Davis was educated at Johns Hopkins University in mathematics.

Brendon Kensel. Mr. Kensel is Salesmation's Chief Executive Officer. With more than 11 years of experience with marketing and retail driven companies, Mr. Kensel brings extensive marketing and operational expertise to Salesmation.com. Brendon has successfully leveraged his diverse background to deliver the technology and products that companies need to successfully market on the Web. Brendon is responsible for the overall strategic direction, business operations and marketing of Salesmation.com. His previous experience includes founding and managing his own marketing services corporation, developing marketing strategies for a number of national brands while at one of the world's leading marketing agencies, and working as a senior marketing executive at a regional quick-service restaurant. Brendon holds a M.B.A. from Pepperdine University, a certificate of study from the University of Oxford in Global Enterprise Management and a B.S. from Central Washington University

Jim Connolly. Mr. Connolly is the architect of Salesmation.com's Web site and back-end infrastructure, and he oversees the planning and development of the Company's true Application Service Provider (ASP) platform. Mr. Connolly began his technology career as a Geographic Information Systems (GIS) developer for Earth Technology. Subsequently, he has developed numerous information systems and software platforms for companies including CH2M Hill, Geo InSight, and FORMA Systems. Jim holds a B.S. from UCLA where he was the 1987 NCAA Champion in the decathlon.

Paul Schmidman. Mr. Schmidman is the current Chief Operating Officer of Xceed, since its acquisition by e-Synergies. From February, 1999, he served as Chief Operating Officer of Woirldwide Xceed Group, the predecessor to Xceed, which was engaged in the business of developing e-commerce and e-business solutions, marketing and branding execution and programs. From July, 1998 through January, 1999, he served as Executive Vice President of Interactive Technologies and Solutions, an interactive media company. From March, 1998 through July, 1998, he acted as an independent management consultant for Internet content; tools and entertainment web portals, 7th Level Inc., Hollywood Online Directors, and Tunes:com/Emusic. From January, 1996 through March, 1998, Mr. Schmidman was employed by iXL/Boxtop Studios, a diverse digital entertainment studio, as its Senior Vice President and General Manager. From 1993 through 1995, he served as Executive Vice President and General Manager of Virtuasity LLC, a high technology consulting partnership which specialized in turn around situations, start-ups, pre-IPO positioning, corporate management and operations, and temporary placement of key management executives in client companies. From 1994 through 1995, he served as Chief Operation Officer and Senior Vice President of Electrogig, a developer of special effects, digital technology, interactive multimedia, Internet tools; 3D software applications and tools, broadcast and cable products, performance animation software and virtual sets products. From 1993 through 1994, he served as Executive Vice President of Software Ventures, a communications and multimedia software developer. IN 1993, Mr. Schmidman was employed as Executive Vice President of Marketing and Sales for XAOS Tools, a developer of special effects, digital technology, interactive multimedia, two and three dimensional software applications and tools, digital video; motion picture creative content tools; broadcast and performance animation software. From 1990 through 1993, he was Senior Vice President of Sales and Marketing of Meridian Data, a developer of mastering software and hardware for CD-ROM, CDI and interactive digital technologies. From 1988 through 1990, he was employed as Senior Vice President of Sales and Marketing of Connect, a developer and supplier of commercial online tools, technologies and applications. From 1984 through 1988, he served as Executive Vice President of DHL/Net Express in Brussels, Belguim and Hong Kong, a joint venture between DHL Worldwide Express and Canon, Inc., which provided advanced graphical technologies, interactive communications, and content technologies. From 1979 through 1984, Mr. Schmidman was the Executive Director of New Business Development of GTE Telenet. From

1977 through 1979, he acted as Producer of Special Live Events at SFX/Delsner Productions. Mr. Schmidman holds a B.A. from the University of Haifa, Israel, and an MBA from New York University.

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


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of e-Synergies' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, e-Synergies believes that, during the fiscal year ended August 31, 2001, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash and non-cash compensation paid by e-Synergies to its Chief Executive Officer and all other executive officers for services rendered during the fiscal year ended August 31, 2001.


                              Annual Compensation
                              -------------------

Name and Position             Salary     Bonus     Annual Deferred Salary
SAR/Options
-----------------             ------     -----     ----------------------

Theodore Marr,
Chairman and CEO            $250,000       0          0        see below

Tom Ronk, President
And COO                     $ 72,000       0          0        see below

Jim Connolly,
Chief Technology Officer
Salesmation                 $ 72,000       0          0        see below

Patrick Davis, Chief
Marketing Officer,
Salesmation                 $120,000       0          0        see below


Brendon Kensel              $ 72,000       0          0        see below
Chief Executive Officer
Salesmation

David Wheeler, Exec.
Vice President              $100,000       0     0             see below

Paul Schmidman,
COO of Xceed                $180,000       0     0             see below


The following table sets forth options to purchase common stock granted to employees and consultants by e-Synergies:

Name                        Amount      Price         Term          Vests
-----------------------     ------      -----         ----          -----
Salesmation Option Plan     625,000     $1.00       3 years        1 year


Technology Ventures         200,000     $1.00       3 years        Disputed

Sutter Capital Management                                          See Formula



Brookstreet Securities      135,000     $2.00       5 years        7/13/01


Newport Capital             235,000     $2.00       5 years        7/23/01


Ted Marr                  1,000,000     $1.00       3 years        3 years


Ted Marr                  1,000,000     $0.01       3 years        3 years


Paul Schmidman              375,000     $0.01       3 years        9/14/01


Paul Schmidman              375,000     $0.01       3 years        1 year


Esta Viviers                 50,000     $1.00       3 years        1/1/02

Marcy Engelbrecht            50,000     $1.00       3 years        1/1/02


Michael Piriano              50,000     $1.00       3 years        1/1/02


Ted Marr                     50,000     $1.00       3 years        1/1/02


Tom Ronk                     50,000     $1.00       3 years        1/1/02


Jeff Davidson                50,000     $1.00       3 years        1/1/02


Sutter Formula: Number of Shares equal to $400,000 divided by the lesser of $1.00 or the market price of e-Synergies common stock, or the price of any offering with net proceeds in excess of $5,000,000.

The strike price is the lesser of of $1.00 or the market price of e-Synergies common stock, or the price of any offering with net proceeds in excess of $5,000,000.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of e-Synergies, inc. as of the date of this disclosure(1), by (I) each person who is known by e-Synergies, inc. Imports to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the company's directors and executive officers, and (iii) all directors and executive officers as a group.

Name and Address            Number of Shares          Percentage Owned
----------------            ----------------          ----------------

Marcy M. Engelbrecht          3,651,981(1)                 22.25%
Opus International, LLC
19 Hillsyde Court
Cockeysville, MD 21030

Esta Viviers                   180,000                      1.09%
P.O. Box 2074
Greenkloof, Pretoria
South Africa 0027

Michael A. Piraino               1,000
65 Enterprise Dr.
Aliso Viejo, CA  92656

Thomas Ronk
Dreamvest                    3,562,500(2)                   21.8%
417 Orchid Avenue
Corona Del Mar, CA  92625

First International Ventures 1,625,000                      9.89%
42 Kennedy Ave.
Roseau, Commonwealth of
Dominica, West Indies


James Connolly                 940,000                      5.74%
3 Corporate Plaza #250
Newport Beach, CA

Brendon Kensel                 475,000                      2.89%
421 Orchid Ave.
Corona Del Mar, CA  92625

Officers and Directors       9,960,481                      60.68%
as a Group
--------
(1) 1,030,731 shares are owned by Mrs. Engelbrecht, and 2,621,250 shares are owned by Opus International, LLC, a limited liability company of which she is the managing member.

(2) Thomas Ronk has voting rights for Dreamvest. Dreamvest owns 2,312,500 shares, and Thomas Ronk personally owns 1,250,000 shares.

(3) Figures are based on outstanding shares of 16,415,457.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 2, 2001, we issued 11,187,501 shares of restricted common stock to the shareholders of Salesmation.com, in order to effectuate the acquisition agreement of Salesmation. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, to sophisticated investors who had superior access to the financial records of the company; including 3,562,500 shares to Thomas Ronk and Dreamvest, a company in which Mr. Ronk has an interest; 1,625,000 shares to First International Ventures; 180,000 shares to Michael Piraino; and 2,651,981 shares to Opus International, LLC, a company in which former officer and director, Marcy M. Englebrecht, has an interest.

In August, 2001, Jim Connolly was issued 100 shares in exercise of his option to purchase shares.

e-Synergies borrowed $3,000,000 from five persons to effect the transaction to acquire the assets of Worldwide Xceed, and each loan is represented by a promissory note payable by us. Market Strategems, Inc., a company in which Thomas Ronk holds an interest, loaned $150,000 (the "Strategems Loan"), Suprafin, Inc., a company in which Marcy Englebrecht holds an equitable interest, loaned $1,100,000 (the "Suprafin Loan"), Hitechcafe.com loaned $1,000,000 (the "Hitech Loan"), Steven and Linda Eichberg loaned $300,000 (the "Eichberg Loan"), and First International Bank loaned $450,000 (the "Bank Loan"). The Strategems Loan bears interest at the rate of seven (7%), is due in three years, and is unsecured. The Suprafin Loan bears interest at the rate of seven percent (7%), is due in three years, and is unsecured. The Hitech Loan bears interest at the rate of ten and three-quarters percent (10.75%), is due in sixty days, and is secured by a blanket lien on all the assets of e-Synergies. The Eichberg Loan bears interest at the rate of ten and three-quarters percent (10.75%), is due in sixty days, and is secured by certain blanket lien on all the assets of e-Synergies. The Bank Loan bears interest at the rate of seven percent (7%) and is unsecured.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Part II of this Report):

 Report of Independent Certified Public Accountant
 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Cash Flows
 Statements of Stockholder's Equity
 Notes to Consolidated Financial Statements

 (b) Reports on Form 8-K:

January 4, 2001

 (c) Exhibits

                          INDEX TO FINANCIAL STATEMENTS

     Independent Auditor's Report.......................................  F-1
     Balance Sheet......................................................  F-2
     Statement of Income................................................  F-3
     Statement of Cash Flow.............................................  F-4

     Notes to Financial Statements......................................  F-6-8

                           Independent Auditor's Report

Board of Directors and Stockholders
e-Synergies, Inc.

I have audited the accompanying consolidated balance sheet of e-Synergies, Inc. as of August 31, 2001, and the related consolidated statements of operation, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as Ill as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of e-Synergies as of August 31, 2001 and 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rogelio G. Castro
-----------------
Rogelio G. Castro

Oxnard, California
December 14, 2001



                                       F-1
                                E-SYNERGIES, INC.
                            Consolidated Balance Sheet
                                August 31, 2001

                                     ASSETS


CURRENT ASSETS
     Accounts receivables (net)                                    $ 1,731,841
     Accounts - unbilled                                               180,687
                                                                    ----------
        Total Current Assets                                         1,912,528
                                                                    ----------

PROPERTY AND EQUIPMENT (NET)                                         1,391,881

OTHER ASSETS
     Goodwill (net)                                                  1,440,043
     Investments                                                     4,855,379
     Deposits                                                          672,750
                                                                    ----------
        Total Other Assets                                           6,968,172
                                                                    ----------

          Total Assets                                             $10,272,581
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Book overdraft                                                 $  324,909
     Accounts payable                                                  139,522
     Accrued expenses                                                  709,436
     Lease contracts payable                                            64,725
     Notes payable and contracts payable                             4,764,195
                                                                   -----------
         Total current liabilities                                   6,002,787

OTHER CURRENT LIABILITIES
     Note payable - Spherion (net)                                     328,507

STOCKHOLDERS' EQUITY
     Common Stock - par value $.00001
       shares authorized, 1 billon shares
       issued and outstanding 16,415,457 shares                          1,642
     Additional paid-in capital                                      4,466,166
     Accumulated deficit                                             (  26,521)
                                                                    -----------
         Total Stockholders' Equity                                   3,941,287
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $10,272,581
                                                                    ===========



           See accountants' report and notes to financial statements.



                                       F-2
                                e-SYNERGIES, INC.
                      Consolidated Statement of Operations
                      For the Year Ended August 31, 2001



Sales                                                            $ 2,503,404

Cost of Sales                                                      1,587 174
                                                                  -----------

Gross Profit                                                         916,230

Operating Expenses                                                 2,554,636
                                                                  -----------
Net loss from from operaton                                       (1,638,406)
                                                                  -----------
Other income (expenses)
  Miscellaneous income                                                   585
  Interest expense                                                    (5,828)

  Gain on sale of fixed assets                                         1,279
                                                                   ----------
    Total Other income (expense)                                      (3,964)
                                                                   ---------
Net loss                                                         $(1,634,442)
                                                                  ===========


Loss per share                                                   $   (0.10)
                                                                  ===========

Fully Diluted Loss Per Share                                     $   (0.10)
                                                                  ===========

Shares outstanding                                                16,415,457
                                                                 ===========

           See accountants' report and notes to financial statements.

 F-3
                                 e-SYNERGIES, INC.
                      Consolidated Statement of Cash Flows
                      For the Year Ended August 31, 2001

Cash flows from operating activities                             $(1,643,442)
     Net loss                                                      (842,986)
Adjustments to reconcile net income to net cash
    Provided by operating activities:
         Depreciation and amortization                              207,518
  Changes in assets and liabilities
     (Increase) decrease in:
         Accounts receivable

     Increase (decrease) in
         Accounts Payable

         Accrued expenses

                                                                   ----------

         Net cash provided operating activities
                                                                   ----------
Cash flows from investing activities
     Disposal of property and equipment
                                                                   ----------
         Net cash provided by investing activities
                                                                   ----------
Cash flows from financing activities
     Repayment of debts
     Issuance of stock
                                                                   ----------
         Net cash used financing activities
                                                                   ----------

Net decrease in cash and cash equivalents
Cash and cash equivalents at beginning of period
                                                                   ----------

Cash and cash equivalents at end of period                         $(324,909)
                                                                   ===========
Supplemental cash flow information:
Cash paid during the year for interest                             $  35,828
                                                                   ===========


           See accountants' report and notes to financial statements.



         F-4

                          INDEPENDENT AUDITORS' REPORT
                              FOR RUSSIAN CAVIAR.COM

                               Russian-Caviar.Com
                         (A Development Stage Company)

I have audited the accompanying balance sheets of Russian-Caviar.com (a development stage company) as of February 29, 2000, and the related statements of operations, stockholders' equity, and cash flows for the month ended February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

I conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Russian-Caviar.com, Inc. (a development stage company) as of February 29, 2000, and the results of its operations and its cash flows for the month ended February 29, 1999 in conformity with generally accepted accounting principles.

ROGER G. CASTRO
----------------
Roger G. Castro
Certified Public Accountants
Oxnard, California
March 1, 2000

                               RUSSIAN-CAVIAR.COM
                         (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEETS

                                                      August 31, 2000
                                                      ---------------

Assets: ............................................      $  --
                                                          =======
Liabilities - Accounts Payable .....................      $  --
                                                          -------
Stockholders' Equity:
  Common Stock, Par value $.001

    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at August 31, 2000             1,950
  Paid-In Capital ..................................         --
  Retained Deficit .................................
(1,950)
                                                          -------
     Total Stockholders' Equity ....................         --
                                                          -------
     Total Liabilities and

       Stockholders' Equity ........................      $  --
                                                          =======

The accompanying notes are an integral part of these financial statements.


                                     RUSSIAN-CAVIAR.COM
                                (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF OPERATIONS


                                                                           Cumulative
                                                                           Since
                                                                           Inception
                                                 For the month ended       of
                                                 August 31, 2000             Development
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


                                    RUSSIAN-CAVIAR.COM
                               (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF STOCKHOLDERS' EQUITY
                             FOR THE MONTH ENDED AUGUST 31, 2000

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



                               RUSSIAN-CAVIAR.COM
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                             Since
                                                                             Inception
                                                    For the month ended      of
                                                    August 31, 2000            Development
                                                    -------------------      Stage
                                                                             ------------
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



                       E-SYNERGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                AUGUST 31, 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of e-Synergies, inc.(Company) and its subsidiaries conform to accounting principles generally accepted in the United States of America. Following is a description of the most significant of those policies:

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

Salesmation is an application service provider (ASP) which supplies technology-based e-marketing services that enable businesses to deliver customized online marketing messages. Salesmation was organized as a Delaware corporation on August 19, 1999. Salesmation has two wholly-owned subsidiaries, M Ltd. (M2) and Dotcom Ideas, Inc. (Dotcom). M , a Maryland corporation, mainly provides language translation services to companies that market computer software, hardware, websites, and other services to multiple-language customer bases. Dotcom, a Delaware corporation, is an investment company with investments in the computer, technology, and finance industries in the United States and South Africa.

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

Business Combinations:

Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Under the purchase method, net assets of the companies acquired are recorded at their estimated fair value at the date of acquisition. In the case of business combinations accounted for under the pooling-of-interests method of accounting, the assets, liabilities, and stockholders' equity of the acquired entity are combined with the Company's respective accounts at recorded values and prior period financial statements are restated to give effect to the merger.

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

Revenue Recognition:

Revenues are recognized when the services are rendered. Services provided prior to the actual billings for such services are recorded as "unbilled services." Billings made in advance of services rendered are recorded as 'deferred revenues.

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

Computer Software:

The cost of purchased software is capitalized and amortized under the straight-line method based on the estimated useful life of the software. Statement of Position (SOP) 98-1 of the American Institute of Certified Public Accountants requires that, under certain circumstances, the costs associated with computer software obtained or developed for internal use be expensed. SOP 98-1 also requires that, once certain criteria relative to the software's stage of development have been met, various internal costs incurred in connection with the development of the software be capitalized.

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

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. The Company has no issuable shares qualified as dilutive to be included in the earnings per share calculation.

NOTE 2 - NOTES AND CONTRACTS PAYABLE

Note payable-Dated July 19, 2001, Suprafin, Inc., for the amount of $2,154,575, interest of 7%, periodic payment required for $150,820.25; balloon payment on principle; due on July 19, 2004; unsecured.

Note payable- Dated July 19, 2001, First International Bank, for the amount of $450,000, interest of 7%, periodic payment required for $31,500; balloon payment on principle; due on July 19, 2004; secured.

Note payable-Dated July 17, 2001, Worldwide Xceed Group, Inc., c/o Techspace, for the amount of $559,620.24, interest of 18%, maturity date of September 2001; security interests to WXG in all assets of e-Synergies; loan in default as of 8-15-01.

Note payable-Dated July 17, 2001, Steven & Linda Eichberg, for the amount of $300,000, interest of 10.75%, maturity date of September 17, 2001; periodic payment required is $2,687.50; additional 5% fee if not paid within 5 days of due date; collateral of 150,000 shares of common stock, UCC-1 on all assets; loan in default as of August 14, 2001.

Note payable-Dated July 9, 2001, Hitechcafe.com, for the amount of $1,000,000, interest of 10.75%, maturity date of September 7, 2001, periodic payment of $8,958.33; additional 5% fee if not paid within 5 days of due date; loan Fee of $400,000 due and payable on September 8, 2001; collateral of 500,000 shares of common stock; loan in default as of August 14, 2001.

Note Payable-Dated July 31, 2001, Sutter Capital Management, for the amount of $400,000, interest of 10%, payable in full 6 months after the date of the note; periodic payment required is $3,333.33; maturity date of January 31, 2002; collateral of 400,000 shares of common stock; loan in default as of September 21, 2001.

NOTE 3 - LEASES

The Company leases office equipment under various noncancelable capital leases. Future minimum lease payments having a remaining term in excess of one year at August 31, 2001 are as follows:


2002                            $26,403
2003                             18,465
                                 ------

  Total minimum obligations     $44,868
                                 ======


NOTE 4 COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal actions that have arisen in the normal course of business. The following is a listing of cases in which e-Synergies, Inc. is a defendant, which are required to be disclosed under generally accepted accounting principles:

On March 8, 2001, Optimum Networking filed suit against the Company alleging that it sold the Company computer equipment for which the Company did not pay the entire purchase price. Optimum Networking sought $41,651.99 plus interest, or repossession of the equipment, punitive damages, and attorneys' fees. On April 12, 2001, the Company answered the complaint by general denial. The Company negotiated a settlement and entered into a stipulation for entry of judgment that required the Company to pay to Optimum Networking the full amount sought over a period of eight months.

On February 26, 2001, Kforce.com filed suit against the Company alleging that at the Company's request it procured talent that was hired by the Company. Kforce.com alleged that the Company failed to pay its "finder's fee" of $10,400. Kforce.com sought $10,400 plus interest, and attorneys' fees. On April 12, 2001, the Company answered the complaint be general denial. The Company negotiated a settlement and entered into a stipulation for entry of judgment that required the Company to pay Kforce.com the full amount sought in equally monthly payments over a period of six months.

On July 9, 2001, Lucas Associates, Inc. filed suit against the Company alleging that at the Company's request it procured talent that was hired by the Company. Lucas Associates, Inc. alleges that the Company failed to pay its ?finders fee? of $16,500. Lucas associates seeks $16,500 plus interest, and attorneys' fees. On August 8, 2001, the Company answered the complaint by general denial. The Company has meritorious defenses and intends to contest this matter vigorously.

Spherion Corporation filed suit against the Company alleging breach of an agreement by the Company in connection with the acquisition of the assets of Worldwide Xceed, Inc. Spherion Corporation seeks the recovery of $769,403.72 arising out of the alleged breach of agreement. The Company is the subject of a Preliminary Injunction to the effect that the Company is prohibited from transferring or disposing of receivables in which Spherion Corporation holds a security interest. The Company is contesting that matter and the litigation is in the early stages. There is also a dispute with Liquidating Worldwide Xceed, Inc., asserting a claim against the Company for $559,620.24. No other action has been taken by WXG in furtherance of this claim.

NOTE 5 -  GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Until sufficient revenues are earned to operate profitably, management intends to issue additional shares of its common stock for cash, services, or expenses paid on behalf of the Company.

NOTE 6 - SUBSEQUENT EVENTS

On September 1, 2001 David Wheeler resigned as the Executive Vice President of e-Synergies. On September 16, 2001 Patrick Davis resigned as the Chief Executive Officer of e-Synergies Xceed and Paul Schmidman was named the Chief Executive Officer of e-Synergies Xceed. In October 2001 e-Synergies entered into a Loan and Pledge Agreement with Pacific Century Holdings. The principal amount of the loan was $115,000 bearing no interest and payable at the end of 6 months. The loan is secured by 1,000,000 shares of the common stock of e-Synergies and a UCC1 filing on all the assets of e-Synergies. On November 1, 2001 the Salesmation subsidiary ceased operations. The Newport Beach office was closed. Brendon Kensel, Salesmation's Chief Executive Officer and James Connolly, Salesmation's Chief Technology Officer both resigned as of November 1, 2001. On November 1, 2001 Theodore Marr resigned as e-Synergies' Chief Executive Officer. On November 15, 2001 e-Synergies completed its acquisition of e2 Communications in a stock for stock transaction. E-Synergies agreed to exchange 6,400,000 shares of e-Synergies common stock for 100% of the outstanding shares of e2 Communications. On December 14, 2001 e-Synergies Xceed signed a Warranty Note and Assignment of Due Payment with Xtivia Technology to fund Xceed payroll for up to 60 days.

                                    SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

e-Synergies, Inc.  ("Company")

       Thomas Ronk                         Thomas Ronk
------------------------                 -------------------------------------
Thomas Ronk, President                   Thomas Ronk, Chief Accounting Officer
Dated: December 14, 2001                 Dated:  December 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                           Date
-------------------              --------------                      ----
Thomas Ronk                      President                         Director
                                 Chief Accounting Officer          12/14/01



                                E SYNERGIES,INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

                                                                  PAGE NUMBER IN SEQUENTIALLY
                                                                  NUMBERED FORM 10-KSB OR
ITEM NO.         ITEM                                             INCORPORATION BY REFERENCE TO
--------         ----                                             -----------------------------

 3.1  Certificate of Incorporation of the                Exhibit 3.1 to E- Synergies's Form
          Company, as amended                            10-KSB for the fiscal year ended
                                                         12/31/00
3.2      Bylaws of E-Synergies, as amended
                                                         Exhibit 3-2 toE-Synergies's Form
                                                         10-KSB for the fiscal year ended
                                                         12/31/00

Employment Agreement with Theodore Marr
Addendum to Employment Agreement with Theodore Marr
Agreement to Acauire Assets of Worldwide Xceed

EXHIBITS

EXHIBIT 10.2
                    EMPLOYMENT AGREEMENT WITH THEODORE MARR


This Employment Agreement ('Agreement') is made and entered into as of the 28th day of May, 2001 by and between e-Synergies, Inc., a California corporation ('Employer'), and Theodore Marr, an individual ('Employee'). In consideration of the mutual covenants and agreements hereinafter contained, the parties hereto agree as follows.

Employment.

Employer hereby hires Employee, and Employee hereby accepts employment with Employer, on the terms and conditions set forth herein. Employer hereby appoints Employee as Employer's Chairman and Chief Executive Officer.

Duties.

Employee shall have the title of Chairman and Chief Executive Officer, and shall report to the Board, at all times during the Term. Notwithstanding the foregoing, Employee shall have at a minimum the duties and responsibilities commonly incident to the position of a chief executive officer, and in no event shall anyone, other than the Board, have more authority than Employee. At all times while Employee is an employee of the Employer, Employee shall be headquartered in the Newport Beach, California metropolitan area. Employee shall report to Employer's Board of Directors.

Employee shall be the Chairman of the Board of Directors of the Employer. The Employer agrees to continue to nominate Employee to the Board during the Term of this Agreement and to use its best efforts to cause the shareholders to cast their votes in favor of Employee's continued election to the Board.
Time and Efforts. Employee shall devote his full business time, efforts, attention, and energies to Employer's business, and shall not, during the term of this Agreement, be engaged in any other business activity, whether or not such business activity is pursued for gain, profit, or other pecuniary advantage, other than those activities approved by Employer in writing; provided, however, that Employee may continue to serve on the Boards of Directors that he currently is a member of and may otherwise serve on up to four Boards of Directors of Companies which are not competitive with the Employer and may participate in charitable, professional, trade association and other civic functions so long as such other activities do not adversely affect Employee's ability to perform his responsibilities hereunder.

Term.

For purposes of this Agreement, May 28th, 2001 will be considered the "Effective Date." Employee's employment shall continue until June 30, 2004, unless sooner terminated in accordance with section 6 (the "Initial Term"). The Initial Term shall automatically be extended for successive one-year periods on each June 1, unless the Employer notifies Employee to the contrary in writing at least 180 days prior to the expiration of the Initial Term or at least 90 days prior to the expiration of any such one-year period (each such additional one-year period is referred to herein as the "Renewal Term" and the period from the Effective Date of this Agreement until termination of this Agreement as provided herein is referred to as the "Term").

Compensation.

As the total consideration for Employee's services rendered hereunder, Employer shall pay Employee the following compensations.

Fixed Compensation.

Employer shall pay Employee a salary of Three Hundred Thousand Dollars ($300,000) per year ("Salary"), in equal installments, twice monthly, on those days when Employer normally pays its employees.

The Salary shall be increased each July 1st (the "Adjustment Date"), commencing in 2002, pursuant to the 12 month change in the Consumer Price Index-for the Los Angeles, California area, or any substantially equivalent successor thereto, as of the month of the then current Adjustment Date, as published by the Bureau of Labor Statistics of the United States Department of Labor (the "CPI Increase"), but may not decrease.

The Salary shall also be subject to an annual review and upward adjustment or no adjustment (other than the CPI increase) in the sole discretion of Board, based on merit and the Employee's performance (the "Merit Increase"), but may not decrease.

Bonus Compensation.

Employer shall pay Employee a bonus on a quarterly basis, based upon goals and objectives set by Employer's Board of Directors (after consultation with Employee and consideration of his recommendations to the Board) for purposes of this section 5.2, determined annually, and reviewed quarterly. The bonus computation period shall be the period beginning July 1 and ending June 30 during each year of the Term of this Agreement. In the event that the Board fails to set target goals and objectives for any computation period, Employee will be deemed to have satisfied the performance goals for each quarter within such computation period for which goals and objectives have not been established. Without limiting the breadth and generality of the forgoing, it is anticipated that if Employee is successful in his efforts on Employer's behalf, as defined by Employee meeting the Board's announced objectives, Employer will award Employee a target bonus equal to one hundred percent (100%) of Employee's Salary set forth in section 5.1, above, to be paid quarterly. The performance goals and the terms of payment for the bonus computation period beginning July 1, 2000 and ending on June 30, 2001 shall be agreed upon between the parties within 30 days after the Effective Date. Such performance goals may be changed by the Board as of the beginning of any subsequent bonus computation period, without any requirement to amend this Agreement.

Equity Compensation.

As soon as practicable after the Effective Date of this Agreement and in no event later than the first Board meeting after the Effective Date, Executive will be granted two warrants entitling Employee to purchase an aggregate of two million (2,000,000) shares of the Employer's Common Stock on the terms described herein:

The first warrant shall entitle Employee to purchase up to one million (1,000,000) shares of the Employer's Common Stock at an exercise price of One Cent ($0.01) per share (the "First Warrant"). The form of the First Warrant shall be substantially in the form attached hereto as Exhibit 5.3.1(a) (the "First Warrant Agreement"). The First Warrant shall vest and be exercisable for a number of shares equal to one thirty-sixth (1/36th) of the total shares underlying the Warrant on the first day of each month following the Effective Date until fully vested. Notwithstanding the preceding sentence, the First Warrant Agreement shall provide that five hundred thousand (500,000) of the unvested shares underlying the First Warrant (or the total number of unvested shares underlying the Warrant if such number is less than five hundred thousand (500,000)) shall become immediately exercisable upon the date the Employer's Common Stock becomes listed on the Nasdaq National Market.

In addition to the First Warrant, Employee will be granted a warrant entitling Executive to purchase one million (1,000,000) shares at an exercise price of One Dollar ($1.00) per share (the "Second Warrant"). The form of the Second Warrant shall be substantially in the form attached hereto as Exhibit 5.3.1(b) (the "Second Warrant Agreement"). The Second Warrant shall vest and be exercisable for 100% of the number of shares underlying the Second Warrant four
(4) years after the Effective Date. Notwithstanding the preceding sentence, the Warrant agreement shall provide that the exercisability of the Second Warrant shall accelerate and ten thousand (10,000) of the unvested shares underlying the Second Warrant shall become immediately exercisable for each $100,000 increase in the sum of Employer's cash and cash equivalent assets, plus accounts receivable, minus accounts payable ("Quick Assets"). The increase in Quick Assets shall be measured on a calendar quarter basis based on a comparison to the Quick Assets determined as of the Effective Date. In the event there is a decrease in the Employer's Quick Assets as of the end of any calendar quarter, the number of any previously vested options shall not be reduced.

The First Warrant and the Second Warrant shall be referred to collectively as the "Warrants" and the First Warrant Agreement and the Second Warrant Agreement shall be referred to collectively as the "Warrant Agreements."
Subject to the vesting provisions hereof, the Warrants shall be exercisable for a term of ten (10) years after the date of grant, without regard to whether or not Employee continues in employment.

Employer agrees that so long as the Common Stock of the Employer continues to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Employer will register the Warrants issued pursuant to
Section 5.3.1 hereof under a short-form federal registration under Form S-8, will make available short-form registrations on Form S-8 by means of a separate reoffer prospectus which is prepared in accordance with the requirements of Form S-3 for the resale of registrable securities acquired on the exercise of the Warrants or (to the extent the Employer is so eligible) will make short-form registrations on Form S-3 available for the resale of registrable securities acquired on the exercise of the Warrants and will satisfy the applicable requirements of state securities law. Employer agrees, consistent with the requirements of applicable law, to take such reasonable steps as may be required to enable Employee to resell common stock on the public market without regard to restrictions that may then be applicable under Rule 144 (other than, if Employee is an "affiliate" within the meaning of Rule 405, compliance with the volume limitations of Rule 144). Employee will be entitled to request up to two (2) short-form registrations in which the Employer will pay all registration expenses. A registration will not count as one of such two permitted short-form registrations until it has become effective and unless Employee is able to register and sell 90% of the registrable securities requested to be included in such registration; it being understood and agreed that Employee may withdraw from such registration at any time prior to the effective date of such short-form registration, in which case such request will not count as one of the permitted short-form registrations, irrespective of whether or not such registration is effected. Notwithstanding anything herein to the contrary, nothing in this Section 5.3.2 is intended to give Employee a right to sell Employer securities at any time he is in possession of material non-public information or is otherwise restricted under the terms of the Employer's insider trading policies and procedures.

The number of shares purchasable pursuant to the grant of the Warrants under this section 5.3 shall be subject to appropriate equitable adjustment in the event of a stock split, reverse stock split, stock dividend, recapitalization, combination or reclassification of the Employer's stock. In the event Employee's employment is terminated without Cause (as defined in Section 6.2 hereof) within twelve (12) months after a "Change in Control," or before the end of the Initial Term, Employee shall be entitled to the accelerated vesting of the remaining unvested Warrants that have not expired, without regard to his period of service. For purposes of this section 5.3.4, "Change in Control" shall mean:

The consummation of a merger or consolidation of the Employer with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity's securities outstanding immediately after such merger, consolidation or other reorganization is owned, directly or indirectly, by persons who were not stockholders of the Employer immediately prior to such merger, consolidation or other reorganization; or The sale, transfer or other disposition of all or substantially all of the Employer's assets.

A transaction shall not constitute a Change in Control if its sole purpose is to change the state of the Employer's incorporation, to create a holding company that will be owned in substantially the same proportions by the persons who held the Employer's securities immediately before such transaction, or in connection with the spin-off of a subsidiary that will be owned in substantially the same proportions by the persons who held the Employer's securities immediately before such transaction. In addition, an additional public offering of the Employer's securities shall not constitute a Change in Control.

Expense Reimbursement.

Subject to substantiation pursuant to the terms of the Employer's expense reimbursement policies applicable to similarly situated executives, Employer shall reimburse Employee for reasonable and necessary business and entertainment expenses incurred (including, but not limited to, cellular phone expenses) by Employee in connection with the performance of Employee's duties. In addition, Employee shall be entitled to an automobile allowance in the amount of $750 per month.

Vacation.

Employee shall be entitled to four (4) weeks' vacation time each year without loss of compensation. Employee may be absent from his employment only at such times as Employer shall determine from time to time. Except as provided herein, Employee's vacation shall be governed by Employer's usual policies applicable to all employees.

Insurance and Welfare Benefits.

Employer agrees to provide Employee with insurance coverage and other welfare benefits available to all employees of Employer under its group welfare and retirement plans.

Housing and Travel Allowance.

Employer shall reimburse Employee up to three thousand dollars ($3,000) per month to cover the cost of an apartment in the Newport Beach area and any periodic travel between Newport Beach and the San Francisco Bay area.

Tax Withholding.

Employer shall have the right to deduct from the compensation due to Employee hereunder any and all sums required for social security and withholding taxes and for any other federal, state, or local tax or charge which may be in effect, or hereafter enacted or required as a charge on the compensation of Employee.
Expiration and Termination.

This Agreement will expire at the conclusion of its term and shall be terminated upon notice in the following events. In the event of any expiration or termination under this section 6, in addition to any other amounts specified herein, Employee shall be paid the accrued but unpaid portion of the Salary and accrued but unused vacation and sick leave within 72 hours following such termination and within ten (10) days following such termination and presentation of appropriate substantiation documentation, Employee shall be paid for any reimbursable expenses (within the meaning of sections 5.4 and 5.7) incurred but unpaid through the date of the termination of employment.

Expiration.

No promise by Employer to pay compensation to Employee or to vest Employee in Warrants in the event the Term of this Agreement is extended shall obligate Employer to extend or renew this Agreement unless such promise is in writing.

In the event this Agreement expires after its Term, Employee's employment will terminate, and Employee will be entitled to (1) a severance benefit equal to six (6) months of salary continuation payable in installments at the same time and in the same amounts as when salary would otherwise have been paid (that is, not in a lump sum); (2) proration of any bonus or percentage compensation calculated under section 5.2 on account of any part year; and (3) immediate vesting of all Warrants. Except as provided herein, Employee will be entitled to no further compensation apart from that already paid or accrued.

Termination for Cause.

Upon notice to Employee, Employer may terminate this Agreement for Cause as defined in this section 6.2. "Cause" shall mean only: (1) Employee's willful refusal to comply with a lawful instruction of the Board of Directors after Employee has received a written demand for performance from the Employer which specifically sets forth the factual basis for the Employer's belief that Employee has not substantially performed his duties under this Agreement and after Employee has had fourteen (14) days after receipt of such written demand to cure such nonperformance; or (2) Employee's embezzlement of Employer funds or an act of fraud upon the Employer made by Employee in connection with Employee's responsibilities as an employee under this Agreement; or (3) Employee's conviction of any felony involving an act of moral turpitude. In such event, Employee shall not be entitled to any severance, or any proration of any bonus or percentage compensation calculated under section 5.2 on account of any part year, but shall be entitled to exercise any vested Warrants for the remainder of the term thereof. Employee shall also be entitled to any compensation accrued for services rendered through the date of termination and reimbursement for incurred but unpaid expenses.

Termination by Employer Without Cause.

Employer may terminate this Agreement without cause any time upon sixty (60) days' notice. In such event, Employee will be entitled to (1) a severance benefit equal to the balance of his Salary under section 5.1 hereof for the remaining balance of the Term payable in installments at the same time and in the same amounts as when salary would otherwise have been paid (that is, not in a lump sum), or, if greater, for a period of six (6) months; (2) proration of any bonus or percentage compensation calculated under section 5.2 on account of any part year; and (3) immediate vesting and exercisability of all Warrants.

Termination by Employee Without Cause.

Employee may terminate this Agreement without cause upon thirty (30) days' notice to Employer. In such event, at Employer's request, Employee shall continue to render his service up to the effective date of his termination. In the event of a termination under this section 6.4, Employee shall be entitled to his salary as set forth in section 5.1 through the date of termination, any accrued but unpaid bonus and shall be entitled to exercise any vested Warrants for the remainder of the term thereof.

Termination by Employee for "Good Reason".

For purposes of this section 6.5, termination for "good reason" shall include Employee's termination of his employment with the Employer for one or more of the following reasons: (a) the reduction of Employee's title, authority, duties or responsibilities, or the assignment to Employee of duties inconsistent with Employee's position with the Employer as set forth in section 2 hereof that remains uncured by the Employer within fourteen (14) days of written notice from Employee to the Board, (b) any requirement that Employee report to any person other than the Board or its successor that remains uncured by the Employer within fourteen (14) days of written notice from Employee to the Board; (c) a substantial reduction in the Salary or Bonus opportunity of Employee that is materially adverse to Employee and that remains uncured by the Employer within fourteen (14) days of written notice from Employee to the Board; (d) the relocation of Employee's office without Employee's written consent to a location that is more than 50 miles from Newport Beach; (e) the Employer"s failure to pay Employee any compensation due hereunder that remains uncured by the Employer within fourteen (14) days of written notice from Employee to the Board; (f) the failure to continue to elect Employee to the Board; or (g) any other material breach by the Employer of this Agreement that remains uncured by the Employer within fourteen (14) days of written notice from Employee to the Board. If Employee terminates his employment with the Employer for good reason, as defined herein, it shall be treated as a termination by Employer without cause under section 6.3.

Non-Competition.

At all times during Employee's employment hereunder, Employee shall not, directly or indirectly, engage or participate in, prepare or set up, assist or have any interest in any person, partnership, corporation, firm, association, or other business organization, entity or enterprise (whether as an employee, officer, director, agent, security holder, creditor, consultant or otherwise) that engages in e-business customer relationship management.

Nothing contained in this Agreement shall be deemed to preclude Employee from purchasing or owning, directly or beneficially, as a passive investment, less than ten percent (10%) of any class of a publicly traded securities or any corporation so long as Employee does not actively participate in or control, directly or indirectly, any investment or other decisions with respect to such corporation.

Confidentiality.

Employee shall hold keep secret and confidential all Trade Secrets and other confidential or proprietary information of Employer and shall use such information only in the course of performing Employee's duties hereunder. Employee shall maintain in trust all such Trade Secret or other confidential or proprietary information, as Employer's property, including, but not limited to, all documents concerning Employer's Business, including Employee's work papers, telephone directories, customer information and notes, and any and all copies thereof in Employee's possession or under Employee's control. Upon cessation of Employee's employment with Employer, for any reason, or upon request by Employer, Employee shall transfer to Employer all such documents belonging to Employer, including any and all copies in Employee's possession or under Employee's control. The obligations enumerated above under this section 8 shall not apply to the extent Employee can document that (1) such Trade Secret or other confidential or proprietary information was (through no breach by Employee of his obligations under this Section 8) in the public domain at or subsequent to the time it was communicated to Employee by Employer; (2) such Trade Secret or other confidential or proprietary information was rightfully in Employee's possession free of any obligation of confidence or nonuse at or subsequent to the time it was communicated to Employee by Employer; (3) a communication of such Trade Secret or other confidential or proprietary information was in response to a valid order by a court, other governmental body or self regulatory organization or was otherwise required by law, on the condition that Employee provides Employer with reasonably prompt notice of such request so that Employer may act to prevent such disclosure as it deems necessary or appropriate under the circumstances; or (4) was necessary to establish the rights of either party under this Agreement.

Injunctive Relief.

Employee hereby acknowledges and agrees that it would be difficult to fully compensate Employer for damages resulting from a breach or threatened breach of sections 7 and 8 of this Agreement and, accordingly, that Employer shall be entitled to seek temporary and injunctive relief, including temporary restraining orders, preliminary injunctions and permanent injunctions, to enforce such sections without the necessity of proving actual damages in connection therewith.

Severable Provisions.

The provisions of this Agreement are severable and if any one or more provisions is determined to be illegal or otherwise unenforceable, in whole or in part, the remaining provisions, and any partially unenforceable provisions to the extent enforceable, shall nevertheless be binding and enforceable. Binding Agreement. This Agreement shall inure to the benefit of and shall be binding upon Employer, its successors and assigns.

Entire Agreement.

This Agreement (including the Warrant Agreements attached hereto) contains the entire agreement of the parties relating to the subject matter hereof, and the parties hereto have made no agreements, representations or warranties relating to the subject matter of this Agreement that are not set forth otherwise herein. This Agreement supersedes any and all prior agreements, written or oral, with Employer. Any such prior agreements are hereby terminated and of no further effect and Employee by the execution hereof agrees that any compensation provided for under any such prior agreement is specifically superseded and replaced by the provision of this Agreement. No modification of this Agreement shall be valid unless made in writing and signed by the parties hereto and unless such writing is made by an executive officer of Employer.
The parties hereto agree that in no event shall an oral modification of this Agreement be enforceable or valid.

Governing Law.

This Agreement is and shall be governed and construed in accordance with the laws of the State of California without giving effect to California's choice of law rules.

Notice. All notices and other communications under this Agreement shall be in writing (including, without limitation, telegraphic, telex, telecopy or cable communication) and mailed, telegraphed, telexed, telecopied, cabled or delivered by hand or by a nationally recognized courier service guaranteeing overnight delivery to a party at the following address (or to such other address as such party may have specified by notice given to the other party pursuant to this provision):

If to Employer:

e-Synergies, Inc.
3 Corporate Plaza
Suite 250
Newport Beach, CA  92660
Telephone: (800) 715-9999
Fax: (815) 328-0698

with a copy to (which shall not constitute notice):

Clint Black
Thomas & Libowitz
100 Light St.
Suite 1100
Baltimore, MD  21202
Telephone: (410) 752-2468
Fax: (410) 752-2046

If to Employee:

Theodore Marr
3335 Tree Swallow Place
Freemont, CA 94555

With a copy to:

Akin, Gump, Strauss, Hauer & Feld, L.L.P.
2029 Century Park East
24th Floor
Los Angeles, CA 90067
Attn:     Robin M. Schachter
Telephone:     (310) 728-3363
Facsimile:     (310) 728-2363

Attorney's Fees.
In the event that any party shall bring an lawsuit, arbitration or proceeding in connection with the performance, breach or interpretation hereof, then the prevailing party in such action shall be entitled to recover from the losing party in such action, all reasonable costs and expenses, including reasonable attorney's fees, court costs, costs of investigation and other costs reasonably related to such proceeding.

Employer shall pay the attorney's fees incurred in connection with the preparation of this Agreement and any related documentation.

Arbitration. The parties agree if any controversy or claim shall arise out of this Agreement or the breach hereof and either party shall request that the matter be settled by arbitration the matter shall be settled exclusively by arbitration in accordance with the National Rules for Resolution of Employment Disputes then in effect of the American Arbitration Association, as the same may be modified by the statutes of California then in effect, by a single arbitrator, if the parties shall agree upon one, or by one arbitrator appointee by each party and a third arbitrator appointed by the other arbitrators. In case of any failure of a party to make an appointment referred to above within two (2) weeks after written notice of controversy, such appointment shall be made by the Association. All arbitration proceedings shall be held in the Los Angeles area, and each party agrees to comply in all respects with any award made in such proceeding and to the entry of a judgment in any jurisdiction upon any award rendered in such proceeding. All costs and expenses of arbitration (including costs of preparation therefor and reasonable attorneys' fees incurred in connection therewith) of the party prevailing in such arbitration shall be borne by the losing party to such arbitration, unless otherwise directed by the arbitrators.

Death or Disability.

In the event of Employee's death during his employment with Employer, Employer's obligations under this Agreement shall automatically terminate and shall be deemed a termination without cause under section 6.3; In the event of Employee's total disability (defined as the complete inability to perform his duties hereunder) for any period of at least three (3) consecutive months, Employer shall have the right, which may be exercised at its sole discretion, to terminate Employee, which shall be deemed a termination without cause under section 6.3.

Indemnification.

Employer agrees to indemnify Employee for any and all liabilities to which he may be subject as a result of his service as an officer, director or other corporate agent of Employer, or of any other enterprise at the request of the Employer, or otherwise as a result of his employment hereunder, as well as the expense (including, without limitation, advancement of reasonable counsel fees) of any proceeding brought or threatened against Employee as a result of such service or employment, to the fullest extent permitted by law, to the extent Employee's acts on Employer's behalf were taken in good faith. Such counsel fees shall, to the fullest extent permitted by law, be advanced by Employer upon receipt of an undertaking of Employee satisfactory to counsel for Employer to repay such fees if it is ultimately determined that he is not entitled to be indemnified with respect thereto. To the extent that the Board in its discretion determines that directors and officers liability insurance is available at a reasonable premium, the Employer shall cause Employee (together with other officers and directors) to be covered at all times by directors and officers liability insurance with such coverage to be not less than $1,000,000. The Employer shall continue to indemnify Employee as provided above and, provided the board determines that "tail" coverage is available at a reasonable premium, maintain such liability insurance coverage for Employee, after the Term has ended for any claims that may be made against him with respect to his service as a director or officer of the Employer.

Survival. In the event this Agreement expires after its Term or is terminated, the provisions of sections 8 through 18 shall survive.

IN WITNESS WHEREOF, this Agreement is executed as of the day and year first above written.

"EMPLOYER"

e-Synergies, Inc.
a California corporation


By:___________________________
   Name:  Thomas Ronk
   Title: CEO


"EMPLOYEE"


______________________________
Theodore Marr



EXHIBIT 10.3
                ADDENDUM TO EMPLOYMENT AGREEMENT OF THEODORE MARR

e-Synergies, Inc.
3 Corporate Plaza #250
Newport Beach, CA  92660
Telephone:  (800) 715-9999
Facsimile:  (815) 328-0698



                                   May 28, 2001

Mr. Theodore Marr
3335 Tree Swallow Place
Freemont, California 94555

Re:     Letter Agreement to Employment (this "Letter Agreement")

Dear Mr. Marr:

Reference is hereby made to that certain Employment Agreement dated as of May 28, 2001, between e-Synergies, Inc., a California corporation ("Employer"), and you as Employee (the "Employment Agreement"). The capitalized terms used herein, but not otherwise defined herein, shall have the meanings assigned to such terms under the Employment Agreement. This Letter Agreement is intended to be, and shall be, legally binding upon the parties hereto.

1. Payment of Salary Prior to Private Placement. Notwithstanding any other provisions of the Employment Agreement, Employee's Salary shall be reduced to Six Thousand Dollars ($6,000.00) per month (the "Reduced Salary") until such time as Employer has completed the sale of additional equity (the "Equity Transaction"), the proceeds of which the parties expect to be available no later than sixty (60) days from the date of this Letter Agreement. Promptly upon completion of the Equity Transaction, Employer shall pay to Employee the difference between the Salary and the Reduced Salary from the date hereof through the closing of the Equity Transaction (the "Salary Shortfall"), and Employee shall receive the Salary as provided by the terms of the Employment Agreement. To the extent Employer is unable to pay Employee the Salary Shortfall within sixty (60) days of the date hereof, the parties agree to enter into good faith negotiations to extend the term of this Letter Agreement.

Except as amended by this Letter Agreement, the Employment Agreement is affirmed and restated.

Mr. Theodore Marr
May 28, 2001
Page 2 of 2

If the foregoing accurately reflects your understanding and constitutes the agreement of the parties, please sign below, evidencing your acceptance and agreement to the foregoing, and return one copy of this Letter Agreement to the undersigned. This Letter Agreement may be signed in counterparts, all of which taken together shall constitute an instrument, and any of the parties hereto may execute this Letter Agreement by signing any such counterpart.

                              Very truly yours,

                              e-Synergies, Inc.

                              _______________________________
                              Thomas C. Ronk
                              CEO


     AGREED and ACCEPTED this 28th day of May, 2001:


                              __________________________________
                              Theodore Marr


EXHIBIT 10.4

                             ASSET PURCHASE AGREEMENT

      This ASSET PURCHASE AGREEMENT (this "Agreement") is entered into as of July 3, 2001 by and among Worldwide Xceed Group, Inc., a Delaware corporation ("Xceed"), and e-Synergies, Inc., a California corporation ("Buyer").

                                    RECITALS:

      WHEREAS, Xceed is a debtor and a debtor in possession in a case (the "Case") filed in the United States Bankruptcy Court for the Northern District of Illinois (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on April 30, 2001 (the "Petition Date"), as case number 01-15553;

      WHEREAS, the Buyer desires to purchase from Xceed, and Xceed desires to sell, convey, assign, and transfer to the Buyer, all of the operating assets and other assets relating to Xceed's business, and the Buyer desires to assume certain obligations and liabilities relating thereto, all in the manner and subject to the terms and conditions set forth herein and in accordance with sections 105, 363, and 365 of the Bankruptcy Code (the "Proposed Transaction"); and

      WHEREAS, the parties desire to consummate the Proposed Transaction as promptly as practicable after the Bankruptcy Court enters an order approving the Proposed Transaction (the "Sale Order").

     NOW, THEREFORE, in consideration of the foregoing recitals and other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:


                                    SECTION 1
                  Sale of Assets and Assumption of Liabilities

      1.1 Certain Defined Terms. Unless otherwise expressly defined herein, the following capitalized terms used in this Agreement shall be defined as follows:

      "Buyer Receivables" means all Receivables included in Purchased Assets and all proceeds thereof, including all proceeds in the form of cash and cash equivalents.

      "Collection" means, with respect to any Buyer Receivable, all cash collections and other cash proceeds in respect of such Buyer Receivable, including, without limitation, all interest, finance charges, or other related amounts accruing in respect thereof and all cash proceeds of collateral, guaranties, and/or insurance with respect to such Buyer Receivable.

      "Collection Account" means any lockbox, lockbox account, collection account, concentration account, or deposit account to which any Collection is mailed or into which any Collection is deposited.

      "Contingent Liability" means any claim or right to payment of any third party against Xceed relating to any Xceed Retained Assets that is not, as of the Closing Date, reduced to judgment, liquidated, fixed, matured or undisputed, or is otherwise contingent upon any event or circumstance occurring after the Closing Date.

      "Contract" means any agreements, contracts, leases, powers of attorney, notes, loans, evidence of indebtedness, purchase orders, letters of credit, settlement agreements, franchise agreements, undertakings, covenants not to compete, employment agreements, licenses, benefit plans, instruments, obligations, commitments, understandings, policies, purchase and sales orders, quotations, and other executory commitments to which any person is a party or to which any of the assets of Xceed is subject, whether oral or written, express or implied, together with all obligations with respect to the payment and performance thereof.

      "Employee Covenants" means all rights and claims of Xceed of every kind and description under all non-disclosure, confidentiality, non-competition, non-solicitation, assignment of inventions, and other agreements of a comparable nature with (i) all present and former employees other than "Transferred Employees" (as defined in Section 5.2) to the extent such agreements relate to the Purchased Assets and (ii) all Transferred Employees whether or not such agreements relate to the Purchased Assets.

      "Original Spherion Facility" means that certain Revolving Credit Agreement dated as of November 15, 2000 between Xceed and Spherion.

      "Personal Property" means any equipment, inventory, fixtures, furniture, general intangibles and other personal property (exclusive of any intellectual property and any Contracts) of Xceed.

      "Purchase Documents" means this Agreement, the bill of sale in the form attached hereto as Exhibit A (the "Bill of Sale"), the assignment and assumption agreement in the form attached hereto as Exhibit B (the "Assignment and Assumption"), and the other agreements, documents, or instruments executed or delivered at the Closing (as hereinafter defined) in connection therewith.

      "Receivables" mean any accounts receivable, whether or not earned by the performance of any service or the sale or delivery of any goods, with respect to customer accounts of Xceed.

      "Restructured Spherion Facility" means a term loan facility between Buyer and Spherion pursuant to which the Original Spherion Facility, together with the liens evidenced thereby, shall be terminated in exchange for a term note of not more than $4.0 million (or such lesser amount equal to the balance of the Original Spherion Facility immediately prior to the Effective Time, which shall not be less than $3.5 million) made by Buyer in favor of Spherion and secured by a lien in and having recourse solely to the Receivables described on
Schedule 1.2(c), in accordance with the terms set forth on that certain Proposal Term Sheet dated June 6, 2001 among Spherion, Xceed, and Buyer and as otherwise mutually agreed to among them consistent with the Sale Order.

      "Solvent" means, when used with respect to any person or entity, that at the time of determination: (i) it is then both able to, and fully expects to, pay its debts as they mature; and (ii) it has capital sufficient to carry on its business as conducted and as proposed to be conducted.

      "Spherion" means Spherion Corporation, a Delaware corporation.

      1.2 Sale of the Purchased Assets. Upon the terms and subject to the conditions set forth in this Agreement, upon the occurrence of the Closing, but effective as of the Effective Time (as hereinafter defined), Xceed shall, by quit-claim on an "As Is" and "Where Is" basis, and without representation or warranty of any kind (other than as set forth in Section 4 of this Agreement) sell, convey, transfer, assign and deliver to Buyer, and Buyer shall purchase, acquire, and take assignment and delivery from Xceed of, all right, title and interest of Xceed in and to only those assets, properties, and rights of Xceed that are specified in the following paragraphs (collectively the "Purchased Assets") (each of the references to a "Schedule" in this Section 1.2 below shall mean and be a reference to the correspondingly numbered schedule attached to this Agreement, each of which is incorporated herein by this reference thereto):

      (a) the intellectual property described on Schedule 1.2(a);

      (b) the Personal Property described on Schedule 1.2(b);

      (c) the Receivables described on Schedule 1.2(c);

      (d) the Contracts described on Schedule 1.2(d) (the "Assigned
         Contracts");

      (e) the Employee Covenants, except as described on Schedule 1.2(e); and

      (f) all books and records pertaining to the foregoing.

      1.3 Assumption of Liabilities. Upon the terms and subject to the conditions set forth in this Agreement, upon the occurrence of the Closing, but effective as of the Effective Time, Buyer shall assume and pay, perform and discharge, when due, those debts, liabilities, obligations and commitments of Xceed which are described below (the "Assumed Liabilities"):

      (a) the accounts payable, accrued expenses, and other liabilities of Xceed described on Schedule 1.3(a);

      (b) the accrued salaries, wages, and benefits as set forth on Schedule 1.3(b) with respect to the Transferred Employees of Xceed listed on
          Schedule 1.3(b); and

      (c) all obligations and liabilities with respect to the Assigned Contracts that, by the terms of such Assigned Contracts, arise after Closing, relate to periods following the Closing and are to be observed, paid, discharged, or performed, as the case may be, in each case at any time after the Effective Time; provided, that cure amounts payable in order to effectuate, pursuant to the Bankruptcy Code, the assumption by and assignment to Buyer of the Assigned Contracts under the Sale Order shall be paid by Xceed pursuant to the Sale Order and in accordance with Section 1.6(b) hereof.

      1.4 Xceed Retained Assets. Notwithstanding anything in Section 1.2 or the description of the Purchased Assets to the contrary, all of the assets, properties, and rights of Xceed of every kind and description not expressly enumerated on the Schedules referred to in Section 1.2 of this Agreement are excluded from the sale of the Purchased Assets pursuant to this Agreement, including, without limitation, (a) the Receivables described on Schedule 1.4 hereto and (b) all Contracts other than (i) the Assigned Contracts and (ii) the Employee Covenants (such excluded assets described in this Section being referred to as the "Xceed Retained Assets").

      1.5 Xceed Retained Liabilities. Notwithstanding anything in Section 1.3 or the description of the Assumed Liabilities to the contrary, all of the claims, debts, liabilities, obligations and commitments of Xceed of every kind and description not expressly enumerated on the Schedules to this Agreement are expressly excluded from the assumption of the Assumed Liabilities pursuant to this Agreement (such excluded assets being referred to as the "Xceed Retained Liabilities"). Without limiting the foregoing and notwithstanding anything to the contrary in this Agreement, none of the following shall be Assumed Liabilities for the purposes of this Agreement and shall be deemed Xceed Retained Liabilities:

      (a) any accounts payable and accrued expenses of Xceed, except as listed on Schedule 1.3(a);

      (b) any liability or obligation related to employees of Xceed, except as listed on Schedule 1.3(b);

      (c) any liability or obligation under any Contract, other than the Assigned Contracts;

      (d) any liability or obligation of Xceed arising out of any Assigned Contract relating to any period prior to the Closing, including, without limitation, all cure costs relating to defaults under Assigned Contracts;

      (e) any liability or obligation relating to any Xceed Retained Asset;

      (f) any liability or obligation arising out of any litigation brought against Xceed or any of its current or former officers or directors in their capacities as officers or directors; and

      (g) any Contingent Liability.

      1.6. Purchase Price. As consideration for the sale by Xceed to Buyer of the Purchased Assets hereunder, upon the occurrence of the Closing, but effective as of the Effective Time, Buyer shall:

      (a) pay to Xceed in cash (by same day electronic wire transfer or in otherwise immediately available funds in accordance with Xceed"s written instructions) the sum of $1,000,000;

      (b) pay to Xceed (or certain creditors of Xceed as directed by Xceed in accordance with the Sale Order) in cash (by same day electronic wire transfer or in otherwise immediately available funds in accordance with Xceed"s written instructions) the sum of $1,000,000, to satisfy cure amounts payable in order to effectuate, pursuant to the Bankruptcy Code, the assumption by and assignment to Buyer of the Assigned Contracts under the Sale Order, in such amounts as set forth on Schedule 1.2(d);

      (c) pay to Spherion for the benefit of Xceed in cash (by same day electronic wire transfer or in otherwise immediately available funds in accordance with Spherion"s written instructions) the sum of $1,000,000, to repay a portion of the outstanding balance of the Original Spherion Facility in accordance with the terms of the Restructured Spherion Facility;

      (d) execute and deliver the Restructured Spherion Facility with Spherion; and
      (e) assume the Assumed Liabilities as provided in Section 1.3.

      1.7 Tax Matters. All sales and transfer taxes, recording charges, and similar taxes and charges, incurred in connection with the transactions contemplated by this Agreement shall be borne by Buyer.


                                   SECTION 2
                              Condition to Closing

      The Closing shall be subject to (a) the entry of a Sale Order by the Bankruptcy Court of Xceed, directing and authorizing Xceed to enter into and perform its obligations under this Agreement and approving all terms, provisions and transactions contemplated herein and (b) confirmation of the consummation of the Restructured Spherion Facility.


                                   SECTION 3
                            CLOSING; EFFECTIVE TIME

      3.1 Closing. The closing of the Proposed Transaction (the "Closing") shall occur on the date on which the Sale Order is entered by the Bankruptcy Court of Xceed, or such other date as is mutually agreed upon by the parties, which date shall not be later than July 9, 2001. Notwithstanding the foregoing, the consummation of the transactions contemplated by this Agreement shall be deemed for all purposes to have occurred as of the date the Sale Order has been entered by the Bankruptcy Court (the "Effective Time"). The Closing shall occur by facsimile and delivery of executed documentation by overnight courier to the respective parties, or by such other means as the parties shall mutually agree.

      3.2 Deliveries by Xceed. At the Closing, Xceed shall deliver or cause to be delivered to or at the direction of Buyer, duly and properly executed, the following:

      (a) the Bill of Sale, in the form attached hereto as Exhibit A, evidencing the sale of the Purchased Assets by Xceed to Buyer;

      (b) the Assignment and Assumption, in the form attached hereto as Exhibit B, evidencing the assignment of the Assigned Contracts by Xceed to Buyer and the assumption of the Assumed Liabilities by Buyer;

      (c) executed documents (which shall be approved by the Sale Order in lieu of the approval of the stockholders of Xceed) to be filed with the Secretary of State of the State of Delaware sufficient to change the legal name of Xceed to a name substantially dissimilar to "Worldwide Xceed Group"; and

      (d) such other documents and instruments as may be reasonably requested by Buyer in order to effect or carry out the intent of this Agreement or the Sale Order.

      3.3 Deliveries by Buyer. At the Closing, Buyer shall deliver or cause to be delivered to or at the direction of Xceed, duly and properly executed (as applicable), the following:

      (a) the cash purchase price in accordance with and as described in paragraphs (a), (b), and (c) of Section 1.6;

      (b) the Bill of Sale, in the form attached hereto as Exhibit A, evidencing the sale of the Purchased Assets by Xceed to Buyer;

      (c) the Assignment and Assumption, in the form attached hereto as Exhibit B, evidencing the assignment of the Assigned Contracts by Xceed to Buyer and the assumption of the Assumed Liabilities by Buyer; and

      (d) such other documents and instruments as may be reasonably requested by Xceed in order to effect or carry out the intent of this Agreement or the Sale Order.

                                   SECTION 4
                         Representations and Warranties

      4.1 Representations of Xceed. Xceed hereby represents and warrants to Buyer as follows:

      (a) Xceed: (i) is a corporation duly organized and validly existing under the laws of the State of Delaware; (ii) has the power and authority to own its property and to carry on its business as now conducted or as presently contemplated; and (iii) has the power and authority to execute, deliver and, subject to the approval of the Bankruptcy Court, perform its obligations under each of the Purchase Documents to which it is a party.

      (b) The execution, delivery and performance by Xceed of all of its obligations under each of the Purchase Documents to which it is a party have been duly authorized by all requisite corporate action on the part of Xceed, including any requisite approval of its board of directors.

      (c) Each of the Purchase Documents to which Xceed is a party constitutes a legal, valid and binding obligation of Xceed, enforceable against Xceed in accordance with its terms, subject, as to enforcement, to applicable bankruptcy, reorganization, insolvency and similar laws affecting creditors" rights generally and to moratorium laws from time to time in effect and to the extent that such enforcement is subject to the principles of equity in a proceeding at law or in equity.

      (d) There are no brokers or finders entitled to any brokerage or finder"s fee or other commission or fee based upon arrangements made by or on behalf of Xceed in connection with this Agreement or any of the transactions contemplated hereby.

            (e) At the Closing, Xceed will have good and marketable title to all of the Purchased Assets (i) to be transferred pursuant to the Assumed Contracts and/or (ii) reflected on the books and records of Xceed as being owned by Xceed, free and clear of all liens, charges and encumbrances.

      4.2 Representations of Buyer. Buyer hereby represents and warrants to Xceed as follows:

      (a) Buyer is a corporation duly organized and validly existing under the laws of the State of California; Buyer has the power and authority to own its property and to carry on its business as now conducted or as presently contemplated; and Buyer has the power and authority to execute, deliver and perform its respective obligations under each of the Purchase Documents to which it is a party.

      (b) The execution, delivery and performance by Buyer of its obligations under each of the Purchase Documents to which it is a party have been duly authorized by all requisite corporate action on its part, including any requisite approval of its board of directors and stockholders.


      (c) Each of the Purchase Documents to which Buyer is a party constitutes a legal, valid and binding obligation of such party enforceable against such party in accordance with its terms, subject, as to enforcement, to applicable bankruptcy, reorganization, insolvency and similar laws affecting creditors' rights generally and to moratorium laws from time to time in effect and to the extent that such enforcement is subject to the principles of equity in a proceeding at law or in equity.

      (d) After giving effect to the Proposed Transaction, Buyer will be Solvent.

      (e) There are no brokers or finders entitled to any brokerage or finder's fee or other commission or fee based upon arrangements made by or on behalf of Buyer in connection with this Agreement or any of the transactions contemplated hereby.

                                   SECTION 5

                                   Covenants

      5.1 Survival of Representations and Covenants; Limitation of Liability.

      (a) Survival of Representations. The representations and warranties contained in this Agreement shall survive for a period of one (1) year from the Closing and the covenants contained in this Agreement shall survive the Closing indefinitely.

      (b) Limitation of Liability. Xceed and Buyer hereby agree that, absent actual fraud and exclusive of claims made by any third party, no party hereto shall be liable for any special, consequential, indirect or similar damages caused by the other party hereunder.

      5.2 Employment Issues.

      (a) Offer of Employment. Effective as of the Effective Time, the employees of Xceed listed on Schedule 1.3(b) shall cease to be employees of Xceed. Effective as of the Effective Time and subject to and in accordance with the provisions of this Section 5.2, Buyer shall offer full time employment to all of the employees listed on Schedule 1.3(b) on such terms and conditions as Buyer, in its sole discretion, shall determine. Employees who accept such offer of employment shall be referred to as the "Transferred Employees" and Buyer shall, effective as of the Effective Time, assume responsibility for such Transferred Employees' accrued salaries, wages and benefits, solely as set forth on Schedule 1.3(b). Xceed shall be solely responsible for any notification or any liability relating to any termination of any of Xceed's employees occurring before, on or after the date of this Agreement.

      (b) Benefits for Transferred Employees. Effective as of the Effective Time, Buyer shall permit the Transferred Employees to participate in Buyer's applicable benefit plans, if any. Buyer shall give each of the Transferred Employees credit for such Transferred Employees' years of most recent continuous service (including time during approved leaves of absences of less than twenty six (26) weeks) with Xceed, as applicable, for purposes of determining participation and vesting under all of the applicable benefit plans and programs of Buyer, if any, unless otherwise prohibited by law or the terms of any of such benefit plans and programs.

      5.3 Post-Closing Cooperation. Subject to the terms and conditions herein provided, each of the parties hereto agrees to use all reasonable efforts to take, or cause to be taken, all action, and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transactions contemplated by this Agreement. If at any time after the Closing any further action is necessary or desirable to carry out the purposes of this Agreement (including transferring any Purchased Assets which were not previously transferred hereunder, or transferring back any Xceed Retained Assets which were transferred hereunder, or transferring any mail or payments on accounts receivable which should have been delivered to the other party hereunder), the parties hereto shall take or cause to be taken all such necessary action, including, without limitation, the execution and delivery of such further instruments and documents as may be reasonably requested by the other party for such purposes or otherwise to consummate and make effective the transactions contemplated hereby.

      5.4 Post-Closing Collections of Receivables.

      (a) From and after the Closing, if Xceed receives any proceeds of Buyer Receivables ("Acquired Proceeds"), it shall receive such payments as Buyer's trustee, and shall, as soon as possible and in any event within two (2) business days after receipt of any Collection, transfer such Collection to Buyer, together with all necessary endorsements. All Collections received in any Collection Account or otherwise shall be subject to Buyer's ownership thereof, and withdrawals with respect to the Acquired Proceeds by Xceed from any Collection Account shall not be permitted except in effecting a transfer of such proceeds to Buyer. Xceed, at Buyer's request, shall execute and deliver to Buyer such documents as Buyer shall require to grant Buyer access to any records concerning Collections reasonably requested by Buyer. Xceed covenants to cause daily listings of receipts (indicating amount of receipt, payor, and other available pertinent information) to its Collection Accounts to be provided promptly but no later than 3:00 p.m. Central time daily to Buyer's designated representative(s) until the earlier of the date Xceed is notified by Buyer that provision of such listings is no longer required and the tenth

(10th) business day after date the last Buyer Receivable becomes Acquired Proceeds. Xceed covenants that, until the earlier of the one hundred eightieth (180th) day after the date hereof or the tenth (10th) business day after the date the last Buyer Receivable becomes Acquired Proceeds, it shall maintain the Collection Account at Texas Capital Bank in existence on the date hereof and shall not direct payments of any Buyer Receivable to any other account or location, except as directed by Buyer or to Buyer as required herein. At the Closing, Xceed shall irrevocably direct the persons at any institution at which any Collection Account exists to administer, maintain, and otherwise manage any such Collection Account as set forth in this Agreement.

   (b) At the Closing, Xceed shall deliver for the Buyer's countersignature a joint instruction for each Buyer Receivable debtor in a form acceptable to the Buyer signed by Xceed (i) notifying such debtor that such debtor's account receivable has been sold to the Buyer and (ii) instructing such debtor that such debtor shall make payment of all amounts due or payable or to become due directly to the Buyer or its designee or designated account.

   (c) It is the intention of the parties hereto that the conveyance of the Purchased Assets hereunder shall constitute a sale, which sale is absolute and irrevocable and provides Buyer with the full benefits of ownership of the Purchased Assets. Upon the request of Buyer, Xceed will execute and file such financing or continuation statements, or amendments thereto or assignments thereof, and such other instruments or notices, as may be necessary or appropriate to perfect and maintain the perfection of Buyer's ownership interest in the Buyer Receivable originated by Xceed and included in the Purchased Assets.

   (d)    If, notwithstanding the intention of the parties expressed in clause
(a) above, the conveyance of any of the Purchased Assets hereunder shall be characterized as a secured loan and not a sale or such sale shall for any reason be ineffective or unenforceable, then this Agreement shall be deemed to constitute a security agreement under the UCC and other applicable law. For this purpose and without being in derogation of the parties' intention that the sale of the Buyer Receivables by Xceed hereunder shall constitute a true sale thereof, Xceed hereby grants to Buyer a duly perfected security interest in all of Xceed's right, title and interest in, to and under the Purchased Assets which are now existing or hereafter arising, and all proceeds thereof to secure the prompt and complete payment of a loan deemed to have been made in an amount equal to the aggregate purchase price set forth in Section 1.6 together with all other obligations of Xceed hereunder. Buyer and its assigns shall have, in addition to the rights and remedies which they may have under this Agreement, all other rights and remedies provided to a secured creditor under the UCC and other applicable law, which rights and remedies shall be cumulative.

   (e) Upon the Closing, Xceed shall have hereby irrevocably appointed the Buyer as Xceed's attorney with power thereafter: (i)to endorse Xceed's name on any checks, notes, acceptances, money orders, or other forms of payment or security constituting Acquired Proceeds that come into the Buyer's possession;
(ii) to sign Xceed's name on any instrument, bill of lading, warehouse receipt, or other negotiable or non-negotiable document of title constituting Acquired Proceeds, on assignments of Buyer Receivable, on notices of assignment, financing statements, and other public records and to file any such financing statements by electronic means with or without a signature as authorized or required by applicable law or filing procedure, but in each case reflecting only the rights of the Buyer to such Buyer Receivable acquired hereunder; and
(iii) to send requests for redirection of payments on Buyer Receivables to obligors thereon. Xceed hereby ratifies and approves all acts of such attorney. Neither the Buyer nor its attorneys will be liable for any acts or omissions or for any error of judgment or mistake of fact or law except for their willful misconduct or gross negligence. This power, being coupled with an interest, is irrevocable.

   5.5 Discontinuance of Service Mark and Corporate Name. As of and after the Closing, Xceed shall cease all use of the "Xceed" service mark and any other similar mark or derivative thereof. In addition, Xceed will, as soon as practicable after the Closing, change its corporate name from "Worldwide Xceed Group, Inc." to another substantially different corporate name.

   5.6 Location of Xceed Retained Assets. For a reasonable period of time following the Closing, Xceed shall be permitted to keep all of the Xceed Retained Assets at their current locations, provided, however, that Xceed shall: (i) retain the risk of loss with respect to such Xceed Retained Assets during such period and (ii) release and indemnify Buyer from all claims, actions, suits and proceedings with respect to the loss of or damage to such Xceed Retained Assets during such period. During such time period, Xceed shall be entitled reasonable access during normal business hours to such Xceed Retained Assets (and to books and records relating to such Xceed Retained Assets), and Buyer shall neither relocate nor in any way disturb such Xceed Retained Assets.

   5.7 Assistance of Transferred Employees in Liquidation of Xceed. Subsequent to the Closing, Xceed shall be permitted to utilize the reasonable assistance of Transferred Employees in connection with its liquidation.

                                   SECTION 6
                            Miscellaneous Provisions

   6.1 Entire Agreement. This Agreement, together with the Schedules incorporated by reference herein, and the other Purchase Documents shall constitute the entire agreement between and among the parties relating to the subject matter hereof. There are no terms, obligations, covenants, representations, statements, or conditions other than those contained herein, in such Schedules, Exhibits, and in the other Purchase Documents. No variation or modification of this Agreement or waiver of any of the terms or provisions hereof shall be deemed valid unless made in a writing signed by all parties hereto.

   6.2 Headings. The headings appearing at the beginning of the numbered sections hereof have been inserted for convenience only and do not constitute any part of this Agreement.

   6.3 Governing Law; Jurisdiction; Venue. This Agreement shall be considered as having been made in the United States of America and shall be construed and the respective rights of the parties determined in accordance with the laws of the State of Illinois. Each party hereto agrees that any legal action or proceeding arising hereunder shall be brought either in federal or state courts located in the State of Illinois, County of Cook and irrevocably submit themselves to the jurisdiction of those courts.

   6.4 Notices. All notices and other communications under this Agreement shall be in writing and shall be given by hand delivery, or first class mail, certified or registered with return receipt requested, or by commercial overnight courier and shall be deemed to have been duly given upon hand delivery, delivery by commercial overnight courier to the address specified below, or deposit in the U.S. mail as provided above, addressed as follows:


   (a)    If to Xceed:

               Worldwide Xceed Group
               c/o Techspace
               41 East 11th Street
               New York, New York 10003
               Attention: Barbara Rupert

               With a copy to:

               Katten Muchin Zavis
               525 West Monroe Street
               Chicago, Illinois 60661
               Attention:  Michael S. Terrien, Esq.
               Facsimile:  312/902-1061

      (b) If to Buyer:

               e-Synergies, Inc.
               3 Corporate Plaza
               # 250
               Newport Beach, CA  92660
Attention:     Theodore Marr
Facsimile:     949-219-0173

               With a copy to:

               Jeffrey L. Davidson
               11755 Wilshire Blvd.
               Suite 1200
               Los Angles, CA  90025
               Facsimile:     310-473-0148

      6.5 Assignment. This Agreement shall be binding upon and inure to the benefit of each of the parties hereto and its successors and assignees permitted hereunder. No party hereto may assign this Agreement, except (i) in a sale of all or substantially all of the assets or equity securities of such party to, or through a merger or dissolution of such party into, another entity that agrees in writing to be bound by all of the terms of this Agreement or
(ii) to a greater than fifty percent (50%) owned affiliate of such party that agrees in writing to be bound by all of the terms of this Agreement.

      6.6 Severability. Should a court or other body of competent jurisdiction determine that any provision of this Agreement is excessive in scope or otherwise invalid or unenforceable, such provision shall be adjusted rather than voided, if possible, so that it is enforceable to the maximum extent possible, and all other provisions of this Agreement shall be deemed valid and enforceable to the fullest extent possible.

      6.7 Third Party Beneficiaries Each party hereto intends that this Agreement shall not benefit nor confer any rights or remedies on any person other than the parties hereto and their respective successors, assigns and legal representatives.

      6.8 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original hereof, but all of which together shall constitute one and the same instrument.

      IN WITNESS WHEREOF, the parties hereto have caused this Asset Purchase Agreement to be executed as of the day and year first above written.

                              WORLDWIDE XCEED GROUP, INC.


By:  Howard A. Tullman
     -------------------
     Howard A. Tullman,
     Chief Executive Officer


E-SYNERGIES, INC.

By:  ___________________________________
     Name:     _____________________________
     Title:    _____________________________


SCHEDULES AND EXHIBITS

Schedule 1.2(a)          Intellectual Property
Schedule 1.2(b)          Personal Property
Schedule 1.2(c)          Receivables
Schedule 1.2(d)          Assigned Contracts and Cure Amounts
Schedule 1.2(e)          Exceptions to Employee Covenants
Schedule 1.3(a)          Accounts Payable, Accrued Expenses and Other
                         Liabilities
Schedule 1.3(b)          Transferred Employees, Accrued Salaries, Wages and
                         Benefits
Schedule 1.4             Retained Receivables


EXHIBITS
--------
Exhibit A     Bill of Sale
Exhibit B     Assignment and Assumption Agreement

                                SCHEDULE 1.2(a)
                           TO SET PURCHASE AGREEMENT

                              INTELLECTUAL PROPERTY

      All of the following, whether owned, used, or licensed (as licensee or licensor) by Xceed, and all rights corresponding thereto throughout the world, in any form and on any medium now known or hereafter developed and all embodiments thereof, whether tangible, intangible, printed, recorded, digitized, fixed, stored, electronic, or otherwise:

     (A) Xceed's corporate name, domain names, uniform resource locators, fictitious business names, trade names, brand names, trade dress, logos, trademarks, service marks (including, without limitation, the mark XCEED), trademark registrations, service mark registrations, applications for registration and the goodwill symbolized by the foregoing and connected therewith;

     (B) all copyrights, whether or not published, protected or registered under the Copyright Act of 1909 or the Copyright Act of 1976 (as either shall be amended from time to time, and any predecessor or successor statute thereto), applications for registration of copyrights, all works of authorship, and all secondary and subsidiary rights therein;

     (C) all art, audiovisual works, animations, compilations, collective works, computer software and programs, data, databases, designs, emblems, films, film clips, graphics, images, illustrations, likenesses, literary works, logos, motion pictures, musical compositions, music videos, performances, photographs, pictorial works, song lyrics, sound clips, sound recordings, scripts, screenplays, video recordings, and all other copyrightable subject matter;

     (D) all renewals, derivative works, enhancements, improvements, modifications, updates, new releases or other revisions thereof;

     (E) all publication rights, display rights, attribution rights, integrity rights, performance rights (including digital performance rights), mechanical rights, synchronization rights, publishing rights, approval rights, reproduction rights, rights to create derivative works, distribution rights, or moral rights;

     (F) all publicity rights or privacy rights (or waivers or quitclaims thereof) of any person related thereto;

     (G) all patents, patent applications and extensions, continuations and renewals thereof and inventions and discoveries that may be patentable;

     (H) all know-how, trade secrets, confidential information, customer lists, software (including but not limited to the Evolve and Great Plains software), technical information, data, process technology, plans, drawings, and blue prints; and

     (I) all of the following listed on the attachments to this Schedule 1.2(a) are incorporated and made a part hereof.



                                SCHEDULE 1.2(b)
                          TO ASSET PURCHASE AGREEMENT

                                PERSONAL PROPERTY

Include, without limitation, the following:

          (a) all right, title and interest in and to all client, client contact, customer and advertiser lists;

          (b) all marketing files, identifying contacts, dates of most recent client contact and other information customarily contained therein;

          (c) all recruiting files, identifying all active or potential recruiting prospects, applications, letters, technical reviews, references, resumes and other information customarily contained therein;

          (d) all personnel files pertaining to any person now providing or who has provided services as a billable consultant or employee, together with any and all information customarily contained therein, including, but not limited to, W 2's, W 4's, I 9's, 1099's, employment agreements, personnel reviews, commission and/or bonus arrangements and salary history; and

          (e) all of the following listed on the attachments to this Schedule 1.2(b), to the extent owned and to the extent of Xceed's right, title and interest therein, are incorporated and made a part hereof.


                                SCHEDULE 1.2(c)
                          TO ASSET PURCHASE AGREEMENT

                                   RECEIVABLES

                              [Please see attached.]


                                SCHEDULE 1.2(d)
                          TO ASSET PURCHASE AGREEMENT

                        ASSIGNED CONTRACTS AND CURE COSTS


                                SCHEDULE 1.2(e)
                            ASSET PURCHASE AGREEMENT

                          EXCLUDED EMPLOYEE COVENANTS

                                SCHEDULE 1.3(a)
                          TO ASSET PURCHASE AGREEMENT

             ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES



                                SCHEDULE 1.3(b)
                          TO ASSET PURCHASE AGREEMENT

           TRANSFERRED EMPLOYEES, ACCRUED SALARIES, WAGES AND BENEFITS


                                  SCHEDULE 1.4
                          TO ASSET PURCHASE AGREEMENT

                              RETAINED RECEIVABLES


                                   EXHIBIT A
                                       to
                            ASSET PURCHASE AGREEMENT

                                   BILL OF SALE

      Worldwide Xceed Group, Inc., a Delaware corporation ("Xceed"), for and in consideration of and other good and valuable consideration paid by e-Synergies, Inc., a California corporation ("Buyer"), does hereby grant, bargain, sell, transfer, set over, deliver and assign unto Buyer all of the "Purchased Assets" described in that certain Asset Purchase Agreement dated July __, 2001 by and between Xceed and Buyer (the "Purchase Agreement").

      Xceed hereby transfers the Purchased Assets in "as is, where is" condition and Xceed makes no warranty or representation as to or regarding the condition of the Purchased Assets (other than as set forth in Section 4 of the Purchase Agreement) to Buyer or any successor, assigns, agent, or subsequent purchaser of the Purchased Assets.

     Xceed makes no warranty or representation, either express or implied, relating to fitness for a particular purpose, merchantability, quality, design, condition, capacity, suitability or performance of the Purchased Assets, or of the material and workmanship thereof, it being agreed that all such risks as between Buyer and Xceed are to be borne by Buyer alone and at its expense.

      This Bill of Sale shall be interpreted, construed and enforced in accordance with the laws of the State of Illinois applied without giving effect to any conflicts-of-laws principles. This Bill of Sale shall be binding on, and shall inure to the benefit of, the parties hereto, and their respective successors and assigns, and no other person shall acquire or have any right under or by virtue of this Bill of Sale.


IN WITNESS WHEREOF, the parties have executed this Bill of Sale by and through their duly authorized officers this ______ day of July, 2001.

WORLDWIDE XCEED GROUP, INC.


By:  Howard A. Tullman
     -----------------------
     Howard A. Tullman
     Chief Executive Officer


E-SYNERGIES, INC.



By:  ___________________________________
     Name:
     Title:

                                   EXHIBIT B
                          TO ASSET PURCHASE AGREEMENT

                      ASSIGNMENT AND ASSUMPTION AGREEMENT


      This ASSIGNMENT AND ASSUMPTION AGREEMENT (this "Agreement") is entered into as of July __, 2001 by and between Worldwide Xceed Group, Inc., a Delaware corporation ("Assignor"), and e-Synergies, Inc., a California corporation ("Assignee"). All undefined terms herein shall have the meanings ascribed thereto in the Purchase Agreement (as defined below).
RECITALS:

      A. Pursuant to the terms of that certain Asset Purchase Agreement dated as of July 3, 2001 (the "Purchase Agreement"), between Assignor and Assignee, Assignor has concurrently with the delivery hereof, sold, conveyed, transferred, assigned and delivered to Assignee the Purchased Assets, which Purchased Assets are specifically identified in the Purchase Agreement.

      B. In partial consideration of the sale of the Purchased Assets, the Purchase Agreement provides that Assignee shall assume the Assumed Liabilities, which Assumed Liabilities are specifically identified in the Purchase Agreement.

      NOW, THEREFORE, Assignor and Assignee hereby agree as follows:
      1. Assignment; Assumption. Assignor hereby assigns, transfers and delivers to Assignee, and Assignee does hereby accept, all of Assignor's rights, titles and interests, legal and equitable, in, to and under the Assigned Contracts, which Assigned Contracts are specifically identified in the Purchase Agreement, and as to all obligations occurring on and after the

Effective Time, Assignee agrees to assume and pay when due, those liabilities accruing from and after the Effective Time under the Assigned Contracts and to observe, perform, and comply with the covenants, restrictions, limitations, and conditions imposed upon Assignor under the Assigned Contracts and Assignee hereby assumes and agrees to pay, perform and discharge, when due, the Assumed Liabilities.

      2. Effectiveness. This Agreement shall become effective at and upon the occurrence of the Effective Time. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto, their subsidiaries, affiliates, legal representatives, successors and assigns.

      3. Conflicts. To the extent there is a conflict between the terms and provisions of this Agreement and the Purchase Agreement, the Purchase Agreement shall prevail.

      4. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which collectively shall constitute one and the same instrument representing this Agreement between the parties and it shall not be necessary for the proof of this Agreement that any party produce or account for more than one such counterpart. This Agreement may be executed using facsimiles of signatures, and a facsimile of a signature shall be deemed to be the same, and equally enforceable, as an original of such signature.

      5. Severability. If any provision of this Agreement is, in the final judgment of a court of competent jurisdiction, held to be invalid or unenforceable, such provision shall thereupon be deemed modified only to the extent necessary to render it valid, or not applicable to given circumstances, or excised from this Agreement, as the situation may require.

      6. Governing Law. This Agreement is governed by and is to be construed and interpreted in accordance with the laws of the State of Illinois, without giving effect to the conflict of law principles thereof.

      7. Modifications, Amendments or Waivers. Except as otherwise provided herein, provisions of this Agreement may be modified, amended or waived only by a written document specifically identifying this Agreement and signed by a duly authorized executive officer of each of the parties.

      8. Entire Agreement. This Agreement, together with the Schedules incorporated by reference herein, the Purchase Agreement and the other Purchase Documents, shall constitute the entire agreement between and among the parties relating to the subject matter hereof. There are no terms, obligations, covenants, representations, statements, or conditions other than those contained herein, in such Schedules and Exhibits, the Purchase Agreement and in the other Purchase Documents. No variation or modification of this Agreement or waiver of any of the terms or provisions hereof shall be deemed valid unless made in a writing signed by all parties hereto.

      9. Limitation on Damages. Each of Assignor and Assignee hereby agree that, absent actual fraud and exclusive of claims made by any third party, no party hereto shall be liable for any special, consequential, indirect or similar damages caused by the other party.

      IN WITNESS WHEREOF, each of Xceed and Buyer has caused this Assignment and Assumption Agreement to be executed and delivered as of the date written above.

WORLDWIDE XCEED GROUP, INC.


By:  Howard A. Tullman
     -----------------
     Howard A. Tullman,
     Chief Executive Officer


E-SYNERGIES, INC.


By:            _____________________________
     Name:     _____________________________
     Title:    _____________________________