Form 10-Q
period 2001-11-30
E SYNERGIES INC
filed 2002-01-23
CIK 1109664

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                    FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended November 30, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______

                         Commission File Number: 0-19499

                               e-Synergies, inc.
       (Exact name of small business issuer as specified in its charter)


         California                                   91-2021595
(State or other jurisdiction             (I.R.S. employer identification no.)
 of incorporation or organization)

                         3 Corporate Plaza, Suite 250
                        Newport Beach, California 92660
                   (Address of principal executive offices)

                                 (800) 715-9999
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes x No o

Number of Registrant's shares outstanding as of January 11, 2002:   24,965,122
shares of common stock, $.00001 par value

Transitional Small Business Disclosure Format:   Yes     No   x
                                                    ----    -----

                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

-Consolidated Balance Sheet as of November 30, 2001
-Consolidated Statements of Operations For the Three and Nine Months Ended - November 30, 2001 and 2000
-Consolidated Statements of Cash Flows for the Three Months Ended November 30,
 2001 and November 30, 2000
-Notes to Consolidated Financial Statements

     Item 2.         Management's Discussion and Analysis or Plan of Operation

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
Item 2.     Changes in Securities and Use of Proceeds
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits and Reports on Form 8-K


                       E-SYNERGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                November 30,   August 30,
                                                    2001         2001
                                                ------------  ------------
                                                 (Unaudited)
Assets
Current Assets
  Cash                                      $    94,420.10   $  312,538.31
Accounts receivable, net of
 275,402.40 Allowance for Doubtful Accounts $ 4,010,862.66   $ 4,403,333.41
Due from affiliates                         $    21,656.22
Miscellaneous receivables                   $       475.00
Unbilled accounts receivable                $   747,558.50   $ 1,228,188.00
  Prepaid expenses                          $   127,334.00   $      109.44
  Other current assets                      $     3,789.12
     Total Current Assets                   $ 5,006,095.60   $5,318,873.66
Property and Equipment
  Computer equipment                        $ 1,975,698.49   $  449,104.79
  Office furniture and equipment            $   669,143.27   $  640,729.07
     Total Cost                             $ 2,644,841.76
  Less:  Accumulated depreciation           $   252,413.77   $   42,318.00
     Net Property and Equipment             $ 2,392,427.99   $ 1,391,881.00
Other Assets
  Intangible Assets - Goodwill              $ 1,719,783.74   $ 1,440,043.00
Software Costs, net of
 75,440.83 Amortization                     $    64,071.99
  Deposits                                  $   684,101.00   $   672,750.00
  Intercompany Loans                        $   290,340.02   $   132,960.00
  Investments                               $ 9,188,444.14   $ 4,855,379.00
     Total Other Assets                     $11,946,740.89   $ 7,101,132.00
Total Assets                                $19,345,264.48   $13,811,886.66
Liabilities and Stockholders' Equity
Current Liabilities
  Bank overdraft                            $62,033.52       $   324,909.00
  Accounts payable and accrued expenses     $3,572,223.76    $ 1,270,605.71
  Notes Payable                             $5,632,664.99    $ 4,764,195.00
 Accrued Liabilities                        $2,117,687.00
  Intercompany Loans payable                $292,058.88
  Taxes withheld from wages                 $125,687.39
  Other current liabilities                 $111,449.98      $   328,507.00

     Total Current Liabilities              $11,913,805.52   $ 6,688,216.71
Long Term Liabilities
  Long Term Debt                            $ 2,433,575.13
 Equipment Leases                           $34,989.86       $   64,725.00
Total Long Term Liabilities                 $ 2,468,564.99
Total Liabilities                           $14,382,370.51   $6,752,941.71
Stockholders' Equity
  Common stock, $.00001 par value:
     Authorized - 1 billion shares
Issued and outstanding
  - 24,965,122 shares which include
  6,400,000 for e2 acquisition              $       249.65  $       164.14
  Additional paid-in capital                $15,698,275.62  $ 4,466,166.00
     Total Paid-in Capital                  $15,698,525.27  $ 4,466,330.14
Accumulated deficit                         $28,632,471.44  $ 5,055,809.44

Accumulated other comprehensive
 income relating to foreign currency
 translation and unrealized gain on
 marketable securities                                   -  $    45,258.00
        Total Stockholders' Equity          $ 1,403,166.34  $ 6,163,462.41
Total Liabilities and Stockholders' Equity  $15,785,536.85  $12,916,404.12



                       E-SYNERGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three Months Ended
                                           November 30,and November 30
                                           2001              2000
                                         -------            -------
                                       (Unaudited)

Revenues                                    $ 4,008,825.11  $14,945,035.00
Costs and Expenses
  Cost of products sold                     $   668,541.63     $11,246,768.50
  Direct expenses                           $     9,898.25     $   409,948.00
  Sales and marketing expenses              $   873,662.47     $ 2,253,520.00
  General and administrative expenses       $ 3,280,000.62     $13,717,324.50
  Research and Development                  $   337,756.09     $   704,656.00
Depreciation and Amortization               $   290,056.58     $ 4,587,349.00
Other Expenses     $556,910.53              $32,629,000.00
     Total Costs and Expenses               $ 6,016,826.17     $65,548,566.00
Operating Loss                              $ 2,008,001.06     $50,603,531.00
Other Income (Expense)
  Miscellaneous income                      $    37,769.19     $    56,853.50
  Interest expense                          $   163,554.95     $    27,223.00
   Total Other Income (Expense)             $   125,785.76     $    29,630.50
Loss from Continuing Operations             $ 2,113,786.82     $50,573,900.50
Net Income (Loss)                           $ 2,113,786.82     $50,573,900.50

Earnings (Loss) per Share
     Net Income (Loss)                      $      0.08        $         2.03
Weighted Average Shares Outstanding             24,965,122         24,965,122



                       E-SYNERGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000


                                               NOVEMBER 30       NOVEMBER 30
                                                  2001              2000
                                               -----------       -----------
                                               (Unaudited)


Cash Flows from Operating Activities
 Net loss                                   $2,156,040.62     $47,263,768.66
Adjustments to reconcile net loss
 to net cash used in
operating activities:
  Depreciation and amortization             $  256,417.00     $ 4,631,282.00
  Gain on sale of subsidiary                $ 3,016,000.00
  Loss on Sale of Fixed Assets              $    11,127.00                 0
  Loss on Disposal of Investments           $         0.00    $    83,438.00
  Provision for doubtful accounts           $    15,734.03    $   692,081.33
  Adjustment to Suspense Account            $     4,663.00    $         0.00
  Changes in operating assets
   and liabilities:
Accounts receivable                         $   794,028.29    $ 1,320,270.00
Accounts payable and accrued expenses       $   566,588.64    $ 1,290,559.66
Taxes withheld from wages                   $    20,613.60
Taxes Payable                               $    40,370.30
Accrued Payroll                             $   279,791.00
Accrued Interest                            $   197,068.10
Accrued Vacation                            $    10,000.82
Employee Advances                           $    15,285.00
Prepaid Expenses                            $    17,916.00
Deferred revenues                           $    74,459.00    $   392,392.00
Loans, net                                  $   205,750.00
Foreign Currency Adjustment                 $     2,159.00    $    80,334.00
Exchange - General                          $   249,323.88
Other                                       $   338,103.00    $   304,845.00
 Net Cash Provided (Used)
  in Operating Activities                   $   747,926.83    $ 8,666,567.33
Cash Flows from Investing Activities
  Sale of property and equipment            $    43,360.00    $    27,075.00
 Acquisition of Property and Equipment      $         0.00    $ 2,474,582.33
 Accumulated Depreciation                   $    18,060.38
 Loans - net                                $   236,313.50
Investment in e2 Communications             $ 4,860,116.10
Investment in eSynergies Asia               $    20,000.00
Accumulated Amortization - Software Costs   $    11,288.63

     Net Cash Used in Investing Activities $ 4,571,093.59 $ 2,441,143.66 Cash Flows from Financing Activities
  Issuance of Common Stock                  $176,200.00       $   379,881.66
 Common Stock     -$9,177.19
 Issuance of Preferred Stcok                $      0.00       $ 3,417,684.00
  Return of Capital Stock                   $ 65,996.00       $     3,416.00
  Paid in Capital                           $5,241,712.29     $   827,571.00
  Return of Paid in Capital                 $105,276.00
  Net increase in notes payable             $454,140.00       $    60,517.00
 Repayment of Borrowings                    $992,037.00       $   849,890.00
 Leases     -$5,359.53
 Retained Earnings 4 prior period           $366,860.18
 Net Cash Provided by
 Financing Activities                       $4,327,346.39     $ 4,083,132.66
Net Increase (Decrease) in Cash             $383,979.63       $ 6,912,618.66
Cash at Beginning of Period                 $289,464.59       $10,460,381.33
Cash at End of Period                       $94,515.04        $ 3,436,256.00
Supplemental Disclosure of
 Cash Flow Information:
  Interest paid                             $20,924.00        $     9,593.00
  Income taxes paid (refunded)              $        0        $      0.00


                       E-SYNERGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 2001

Note 1:  Organization and Summary of Significant Accounting Policies

The accounting and reporting policies of e-Synergies, inc.(Company) and its subsidiaries conform to accounting principles generally accepted in the United States of America. Following is a description of the most significant of those policies:

Description of the Business : e-Synergies, inc. (formerly Russian-Caviar.com) was incorporated under the laws of the state of California on February 1, 2000. The purpose for which the corporation was organized was to engage in sales of caviar on the Internet. On April 11, 2001, the Company entered into a stock exchange agreement with Salesmation.com, Inc.(Salesmation), pursuant to which it acquired 100% of the outstanding capital stock of Salesmation in exchange for 11,187,501 shares of its common stock. This transaction resulted in a change in control of the Company. Concurrent with the Stock Exchange Agreement, the Company amended its Certificate of Incorporation changing its name from Salesmation.com, Inc. to Salesmation, Inc.

Salesmation is an application service provider (ASP) which supplies technology-based e-marketing services that enable businesses to deliver customized online marketing messages. Salesmation was organized as a Delaware
corporation on August 19, 1999.   On November 1, 2001 Salesmation ceased its
operations.

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

Immediately upon the Court's approval of the purchase and pursuant to that certain Assignment and Assumption Agreement between e-Synergies and eSynergies Xceed, Inc. ("New Xceed"), a wholly-owned subsidiary of e-Synergies, dated July 19, 2001, e-Synergies assigned all of its right title and interest in the Acquired Assets to New Xceed and New Xceed assumed and agreed to pay the Assumed Liabilities of e-Synergies.

The common stock of Worldwide Xceed previously traded on the Nasdaq under the "XCED" symbol, was halted on or about May 1, 2001 and de-listed from The Nasdaq National Market on or about May 4, 2001. Worldwide Xceed previously operated as a management and computer software consulting provider, helping companies to develop e-commerce and e-business solutions, and improve business performance through more effective and efficient communication tools, techniques and technologies.

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

e-Synergies, through New Xceed, intends to maintain and operate the acquired assets, with the transferred employees and the assigned client contracts, as a separate sustainable business that compliments the services and products offered by e-Synergies' other subsidiaries. The costs associated with the Acquired Assets, Assumed Liabilities and transferred employees will be closely examined with a purpose toward eliminating duplicative roles and expenses and reducing non-duplicative expenses, while maintaining the company's client service and revenue generation capabilities.

On November 15, 2001, e-Synergies, inc. ("e-Synergies") consummated the acquisition of e2 Communications, Inc., a Texas corporation ("e2"), provided for in the Plan and Agreement of Merger dated October 12, 2001, as amended (the "Merger Agreement"), by and among e-Synergies, e2 Acquisition Corp., a Texas corporation and wholly owned subsidiary of e-Synergies ("e2 Acquisition"), and e2. Pursuant to the Merger Agreement, e2 Acquisition merged with and into e2 and e2 became a wholly owned subsidiary of e-Synergies. In connection with the transaction, e-Synergies issued 6,381,006 shares of its Common Stock, $.00001 par value ("Common Stock"), to all holders of more than 3,000 shares of common stock of e2 in exchange for such common stock and an aggregate of $18,920 in cash to all holders of 3,000 or less shares of common stock of e2 in exchange for such shares. Certain of the foregoing shares of e-Synergies Common Stock are being held in escrow to secure e2's indemnification obligations under the Merger Agreement.

The consideration set forth above was determined by arms length negotiations between the executive management of e-Synergies and the executive management of e2.

The description of the Merger Agreement set forth herein is qualified in its entirety by reference to the copy of the Merger Agreement which is filed as an exhibit to this Report and which is incorporated herein by reference.

e2, founded in 1997, is a leading provider of email marketing infrastructure. Its leading edge technology and sales channels are creating a new class of Internet infrastructure in both technology and services. Its solution resolves both the problems of costly email technology development and market scalability by providing a turnkey and private-labeled solution both for businesses directly and for resellers who are already helping customers solve their communication challenges.

e2's flagship product, e2Mail", is a collection of specialized architectures, programs, systems and procedures that provide the hosted infrastructure that supports a diverse client base. Based on Microsoft Windows 2000 and SQL Server foundations, these components are designed to operate as a massively parallel effort that does not require a large central processing server typical of many Unix environments. Supported by operations and development staff, e2Mail offers a hosted and turnkey solution that continues to evolve to address new opportunities. e2's specialized servers and specialized interfaces make e2Mail a versatile solution to a variety of needs.


Other subsidiaries of e-Synergies include:

CommerceSWITCH (Pty.) Ltd., a forty percent (40%) owned minority investment of e-Synergies based in South Africa, is a technology based company that employs proprietary technology to provide product management and cataloging services for businesses engaging in electronic commerce on the Internet. The scope of services provided to customers include, but is not limited to, catalog and content management, corporate purchasing automation, and Internet based financial and information services.

Basis of Presentation : The accompanying unaudited consolidated financial statements of e-Synergies, inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for a complete financial statement presentation. In the opinion of management, such unaudited interim financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. It is suggested that these consolidated financial statements be read in conjunction with e-Synergies, inc.'s audited financial statements included in their annual report on Form 10-KSB for the year ended August 31, 2001, as well as the unaudited consolidated financial statements of eSynergies, Inc. and its subsidiaries for the period ending, May 31, 2001 filed on form 8-K/A on October 3, 2001. On June 21, 2001, the Board of Directors elected to change the fiscal year-end of the Company from December 31 st to August 31 st. This change was reported on Form 8-K/A, which was filed on June 25, 2001.

Principles of Consolidation and Accounting for Investments : The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company classifies its investment in marketable equity securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards No. 115 Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). The fair market value of the shares of HealthStar Corp. has been discounted due to the restrictions on the stock.

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

Minority Interest in Subsidiary : The minority interest included in the consolidated statements of operations represents the minority shareholders' share of the income or loss of the consolidated subsidiary. The minority interest included in the consolidated balance sheets reflects the original investment by the minority shareholders in the consolidated subsidiary, along with their proportionate share of the earnings and losses of the subsidiary.

Use of Estimates : The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Accounts Receivable : Provision is made for doubtful accounts based on anticipated collection losses. Estimated losses are determined from historical collection experience and a review of outstanding receivables. Collateral or other security is not required to support accounts receivable.

Revenue Recognition : Revenues are recognized when the services are rendered. Services provided prior to the actual billings for such services are recorded as "unbilled services." Billings made in advance of services rendered are recorded as "deferred revenues."

Property and Equipment : Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed under the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and routine repairs are charged to expense as incurred; expenditures for improvements and major repairs that materially extend the useful lives of assets are capitalized.

Computer Software : The cost of purchased software is capitalized and amortized under the straight-line method based on the estimated useful life of the software. Statement of Position (SOP) 98-1 of the American Institute of

Certified Public Accountants requires that, under certain circumstances, the costs associated with computer software obtained or developed for internal use be expensed. SOP 98-1 also requires that, once certain criteria relative to the software's stage of development have been met, various internal costs incurred in connection with the development of the software be capitalized.

Goodwill : The excess of the acquisition cost over the net assets of a subsidiary acquired in a transaction accounted for as a purchase was recorded as goodwill and is being amortized on a straight-line basis over fifteen years. The Company periodically reviews goodwill to evaluate whether events or changes have occurred that would suggest an impairment of carrying value.

Foreign Currency Translation : Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates; revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of stockholders" equity.

Earnings (Loss) Per Share : In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. The Company has no issuable shares qualified as dilutive to be included in the earnings per share calculation.

Note 2: Due to Affiliates

As of November 30, 2001 the Company was indebted to Suprafin, Inc., a stockholder, in the amount of $2,254,575.13 as a result of advances made to the Company. Additionally, the Company is indebted to a stockholder, and officer of e-Synergies, for advances to the Company in the amount of approximately $250,000. The advances from the stockholders are unsecured, non-interest bearing, and have no specific terms for repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation

eSynergies is an Internet Holding Company actively engaged in business to business e-commerce through its community of associated companies., consisting of 3 business-to-business e-commerce companies at November 30, 2001. eSynergies promotes synergies among these companies to provide cross-selling and marketing opportunities and support business growth and the sharing of information and business expertise. The Company finances and assists in the development, management and operations of its associated companies. The Company had not generated any revenue since its inception of February, 2000. On April 11, 2001, as described previously, the Company entered into a stock exchange agreement with Salesmation.com, Inc., pursuant to which it acquired 100% of its outstanding stock. The transaction was accounted for as a pooling of interests. On July 19, 2001, e-Synergies acquired substantially all of the assets of Worldwide Xceed Group in a bankruptcy proceeding. On November 15, 2001, eSynergies acquired 100% of the outstanding stock of e2 Communications for 6.4 million shares of e-Synergies common stock. The pro-forma consolidated financial statements of the Company as of May 31, 2001 as filed on form 8-K/A on October 3, 2001 primarily reflect the assets and liabilities of eSynergies, Salesmation and Xceed., and the stockholders' equity reflects the capital structure of e-Synergies, inc. adjusted for the issuance of additional shares of common stock as a result of the stock exchange agreement.

The combination of eSynergies' subsidiaries, eSynergies Xceed, e2
Communications, Salesmation and its 40% minority owned investment in CommerceSWITCH provides customers with IT consulting, e-marketing, eCRM, B2B Exchange and Web Services. With principal offices in Los Angeles, Dallas, Plano and New York, eSynergies also maintains operations in Great Britain, Hong Kong and South Africa.

Associated companies in which we own, directly or indirectly, more than 50% of the outstanding voting power are accounted for under the consolidation method of accounting. Under this method, an associated company's results of operations are reflected within our consolidated statement of operations. Earnings or losses attributable to other stockholders of a consolidated associated company are identified as "minority interest" in our consolidated statement of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of a consolidated associated company.

Results of Operations

The discussion below regarding our results of operations includes comparisons between the three-month periods ended November 30, 2001 and the comparable period from 2000. However, as of November 30, 2000, our operations were in the very early stage and we did not own any equity interests in associated companies, which currently account for the majority of our operations. The early stage of our operations and relatively low level of activity through November 30, 2000 affects the comparability of our operations for the three-month period ended November 30, 2001 and the comparable periods from 2000.

Three Months Ended November 30, 2001 vs. Three Months Ended November 30, 2000

General

During the three months ended November 30, 2001, we acquired 100% of the outstanding shares of e2 Communications for total consideration of 6,400,000 ahres of the common stock of eSynergies. We account for this associated company under the consolidation method of accounting. In July 2001, we made an additional acquisition of substantially all of the assets of Worldwide Xceed Group, for total consideration of $3,000,000 in cash. Both e2 Communications and eSynergies Xceed have been consolidated into the three month period ending November 30, 2001.

Revenues

We generated revenues totaling $4,008,825.11 for the three months ended November 30, 2001, which is a decrease of $10,936,209.89 compared to revenues of $14,945,035.00 for the three months ended November 30, 2000. Approximately 50% of the revenues for the period ending November 30, 2001 were generated from IT consulting services and 50% were generated from email marketing products and services. The decrease in revenues is due to the disposition, restructuring and closure of several business units and offices of Worldwide Xceed Group,

CommerceSWITCH, M2 Limited, and Salesmation.

Cost of Revenues

For the three months ended November 30, 2001, our cost of revenues were approximately $668,541.63, which is a decrease of $10,578,226.87 compared to the cost of revenues of $11,246,768.50 for the three months ended November 30, 2000. The decrease in cost of revenues is primarily due to the disposition of certain assets of Worldwide Xceed Group and the acquisition of e2 Communications, which historically has provided increased gross margins.

Selling, General, and Administrative Expenses

For the three months ended November 30, 2001, we incurred selling, general, and administrative expenses of approximately $4,153,663.09. This represents a decrease of $11,817,181.41 compared to the $15,970,844.50 of selling, general, and administrative expenses for the three months ended November 30, 2000. The decrease in SGA expenses is primarily due to the disposition, restructuring and closure of several business units and offices of Worldwide Xceed Group, e2 Communications, CommerceSWITCH, M2 Limited, and Salesmation.

Liquidity and Capital Resources

As of November 30, 2001, we had $94,420.10 cash on hand, total current liabilities of $11,913,805, and a working capital deficit of $6,907,771, as opposed to a working capital deficit of $1,369,343. The increase in working capital decifit is attributable to our acquisitions during the last fiscal year.

Forward-Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the computer industry will be successful, that competitive conditions within the computer industry will not change materially or adversely, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

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

Item 2. Changes in Securities
        Not applicable.

Item 3. Defaults Upon Senior Securities

The Company is in default on each of the aforementioned notes. Note payable-Dated July 17, 2001, WYZ Liquidating Corp, for the amount of $559,620.24, interest of 18%, maturity date of September 2001; security interests to WXG in all assets of e-Synergies; loan in default as of 8-15-01. Note payable-Dated July 17, 2001, Steven & Linda Eichberg, for the amount of $300,000, interest of 10.75%, maturity date of September 17, 2001; periodic payment required is $2,687.50; additional 5% fee if not paid within 5 days of due date; collateral of 150,000 shares of common stock, UCC-1 on all assets; loan in default as of August 14, 2001. Note payable-Dated July 9, 2001, Hitechcafe.com, for the amount of $1,000,000, interest of 10.75%, maturity date of September 7, 2001, periodic payment of $8,958.33; additional 5% fee if not paid within 5 days of due date; loan Fee of $400,000 due and payable on September 8, 2001; collateral of 500,000 shares of common stock; loan in default as of August 14, 2001. Note Payable-Dated July 31, 2001, Sutter Capital Management, for the amount of $400,000, interest of 10%, payable in full 6 months after the date of the note; periodic payment required is $3,333.33; maturity date of January 31, 2002; collateral of 400,000 shares of common stock; loan in default as of September 21, 2001.

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

Item 6.    Exhibits and Reports on Form 8-K
     (a)   Exhibits
           None.

     (b)   The following reports were filed on Form 8K:

          (1) A current report on Form 8K was filed on October 3, 2001, to disclose a change in the company's independent accountants.

          (2) A current report on Form 8KA was filed on October 3, 2001, to disclose the pro forma financial statements giving effect to the acquisition of Xceed.

          (3) A current report on Form 8K was filed on October 26, 2001, to disclose a change in the company's independent accountants.

          (4) A current report on Form 8K was filed on November 30, 2001, to disclose the acquisition of e2 Communications.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     e-Synergies, inc.

     By: Thomas Ronk
     --------------------------
         Thomas Ronk President
Dated:   January 23, 2001